Form 10-Q
period 2008-03-31
Chocolate Candy Creations, Inc.
filed 2008-06-17
CIK 1431938

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549
                       FORM 10-Q



(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2008

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from to

                  Commission File No. 000-53219

                    CHOCOLATE CANDY CREATIONS, INC.

        (Exact name of registrant as specified in its charter)


                                                           20-5911117
                            Delaware                   (I.R.S. Employer
                    _______________________           Identification No.)
                    (State of Incorporation)



                 130 Shore Road, Suite 238
                 Port Washington, NY  11050
            ________________________________________
            (Address of principal executive offices)



                      516-238-5535
                ___________________________
                (Issuer's telephone number)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2)has been subject to such filing requirements for the past 90 days.

     [   ] yes        [ X ] no



    Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer" and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one) [ ] large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ X ] Smaller reporting company



     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

     [ X ] yes        [   ] no



     The number of shares outstanding of the issuer's class of Common Stock as of June 1, 2008 was 163,000.

                        CHOCOLATE CANDY CREATIONS, INC.

                                 FORM 10-Q

                       FOR THE QUARTER ENDED March 31, 2008


TABLE OF CONTENTS
                                                                        Page
                                                                      Numbers
PART I -FINANCIAL INFORMATION

Item 1  Condensed Financial Statements

       Balance Sheets
       as of March 31, 2008 (Unaudited)
       and December 31, 2007                                               3

       Statements of Operations for the three
       months ended March 31, 2008 and 2007 (Unaudited)                    4

       Statements of Cash Flows for the three
       months ended March 31, 2008 and 2007 (Unaudited)                    5

       Notes to Condensed Financial Statements (Unaudited)                 6

Item 2  - Management's Discussion and Analysis or Plan of Operation        9

Item 3  - Quantative and Qualitative Disclosures About Market Risk        12

Item 4T - Controls and Procedures                                         12

PART II OTHER INFORMATION

Item 1 - Legal Proceedings                                                12

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds      12

Item 3 - Defaults upon Senior Securities                                  12

Item 4 - Submission of Matters to a Vote of Security Holders              12

Item 5 - Other Information                                                12

Item 6 - Exhibits and Reports on Form 8-K                                 12

        Signatures                                                        14

                          CHOCOLATE CANDY CREATIONS, INC.
                                Balance Sheets

                                           As of
                                        March 31, 2008             As of
                                         (Unaudited)         December 31, 2007
                                        ------------------    -----------------

 ASSETS

CURRENT ASSETS

   CASH                                        $ 74,608            $ 76,785
   INVENTORY                                      2,350               2,964
   PREPAID EXPENSES                                  -0-              1,500
                                            ----------------   ---------------
TOTAL CURRENT ASSETS                             76,958              81,249
                                            ----------------   ---------------


PROPERTY ASSETS:

   EQUIPMENT                                    44,536               44,536
   LESS: ACCUMULATED DEPRECIATION               (8,908)              (6,681)
                                            ---------------    ---------------

   EQUIPMENT NET OF
   ACCUMULATED DEPRECIATION                     35,628               37,855
                                            ---------------    ---------------

        TOTAL ASSETS                          $112,586             $119,104
                                            ===============    ===============


 LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
    CUSTOMER DEPOSITS                          $    534            $      -0-
    ACCRUED LIABILITIES                          16,122                3,191
                                            ---------------    --------------

        TOTAL LIABILITIES                      $ 16,656            $   3,191

 STOCKHOLDERS' EQUITY

 PREFERRED STOCK $0.0001 PAR VALUE,
 AUTHORIZED 1,000,000 SHARES, ISSUED-NONE           -0-                  -0-

 COMMON STOCK $0.0001 PAR VALUE,
 AUTHORIZED 4,000,000 SHARES,
 ISSUED & OUTSTANDING 163,000 SHARES
 AS OF December 31, 2007 AND                         16                   16
 AS OF March 31, 2008

 ADDITIONAL PAID IN CAPITAL                     132,984              132,984

 ACCUMULATED DEFICIT                            (37,070)             (17,087)
                                             ----------------    ------------

 TOTAL STOCKHOLDERS' EQUITY                      95,930              115,913
                                             ----------------    ------------

 TOTAL LIABILITIES AND STOCKHOLDERS'           $112,586             $119,104
 EQUITY                                      ================   =============





                THE ACCOMPANYING NOTES ARE AN INTEGRAL
              PART OF THESE CONDENSED FINANCIAL STATEMENTS

                        CHOCOLATE CANDY CREATIONS, INC.
                            Statements of Operations
                                  (Unaudited)


                                             For the Three Months Ended
                                            -----------------------------
                                         March 31, 2008      March 31, 2007
                                      ------------------   ------------------



SALES                                     $   2,534            $     -0-

RAW MATERIALS COST                              698                  -0-

GENERAL AND ADMINISTRATIVE EXPENSES          20,017                 822

DEPRECIATION                                  2,227                  -0-
                                           ----------          ------------
TOTAL OPERATING EXPENSES                     22,244                 822
                                           ----------          ------------


OPERATING (LOSS)                            (20,408)               (822)

OTHER INCOME                                    425                 261
                                           ----------         ------------
     NET (LOSS)                           $ (19,983)           $   (561)
                                           ----------         ------------
                                           ----------         ------------

(LOSS) PER COMMON SHARE
BASIC AND DILUTED                         $   (0.12)           $  (0.01)
                                           ----------         ------------
                                           ----------         ------------

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES
OUTSTANDING BASIC AND DILUTED               163,000              101,000
                                          -----------         ------------
                                          -----------         ------------






                THE ACCOMPANYING NOTES ARE AN INTEGRAL
             PART OF THESE CONDENSED FINANCIAL STATEMENTS

                     CHOCOLATE CANDY CREATIONS, INC.
                         Statements of Cash Flow
                              (Unaudited)


                                                For The Three Months Ended
                                                --------------------------
                                           March 31, 2008       March 31, 2007
                                        ------------------    -----------------




CASH FLOWS FROM OPERATING ACTIVITIES

NET (LOSS)                                    $ (19,983)            $   (561)
Adjustments to reconcile net loss to
net cash used in operating activities:
Changes in asset and liability balances:
Depreciation                                      2,227                   -0-
Inventory                                           614                   -0-
Prepaid Expenses                                  1,500                   -0-
Accrued Liabilities                              13,465                  572
                                              --------------      -----------


NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                         $  (2,177)           $      11
                                              --------------      -----------


NET (DECREASE) INCREASE IN CASH               $  (2,177)           $      11
CASH - beginning of period                       76,785               26,551
                                              --------------     ------------

CASH - end of period                          $  74,608            $  26,562
                                              --------------    -------------



                THE ACCOMPANYING NOTES ARE AN INTEGRAL
             PART OF THESE CONDENSED FINANCIAL STATEMENTS

                          CHOCOLATE CANDY CREATIONS, INC.

                   Notes to Condensed Financial Statements

                                March 31, 2008

                                 (Unaudited)


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Chocolate Candy Creations, Inc. (the "Company") was organized under the laws of the State of Delaware on November 1, 2006 to manufacture and sell specialized chocolates, other candy, cookie and cake products. The Company conducts business under the name "Smiles on Chocolate." In 2007, the Company began selling its products. The Company's customers are currently located in New York.

         Basis of Presentation

     The accompanying unaudited interim financial statements as of March 31, 2008, and for the three months ended March 31, 2007 and 2008 have been prepared in accordance with accounting principles generally accepted for interim financial statements presentation and in accordance with the instructions to Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2008 and the results of operations for the three months ended March 31, 2008 and 2007 and cash flows for the three months ended March 31, 2008 and 2007. The results of operations for the three months ended March 31, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year. The December 31, 2007 information has been derived from the audited financial statements for the year ended December 31, 2007 included in the Company's Form S-1 which was declared effective by the Securities and Exchange Commission on May 5, 2008. This information should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2007 included in the Company's Form S-1. There have been no changes in significant accounting policies since December 31, 2007.

         Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates made by management include the valuation of the deferred tax asset allowance and the allowance for doubtful accounts.

         Fair Value of Financial Instruments

     The amounts at which current assets and current liabilities are presented approximate their fair value due to their short-term nature.

        Cash and Cash Equivalents

     Cash equivalents are comprised of certain highly liquid investments with maturity of three months or less when purchased. We maintain our cash in bank deposit accounts, which at times may exceed federally insured limits. We have not experienced any losses to date as a result of this policy.

         Revenue Recognition

     The Company recognizes sales revenue from product orders when the order is completed and the product is shipped to the customer. Cash received from clients in advance of the completion of an order is recorded as a deposit.

        Accounts Receivable

     We provide an allowance for doubtful accounts determined primarily through specific identification and evaluation of significant past due accounts, supplemented by an estimate applied to the remaining balance of past due accounts. As of March 31, 2008 and 2007, no allowance was deemed necessary.

        Inventory

     Inventory is stated at the lower of cost (first-in, first-out method) or market. Inventory consists of blank chocolate lollipops, other candy items, and packaging materials.

        Property and Equipment

     We record our equipment at historical cost. We expense maintenance and repairs as incurred. Depreciation is provided for by the straight-line method over five years, the estimated useful lives of the property and equipment.


         Income Taxes

     The Company follows the provisions of Statement of Financial Accounting Standards Board No. 109, "Accounting for Income Taxes," which requires the use of the liability method of accounting for income taxes. The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax basis of assets and liabilities and their reported amounts on the financial statements. The resulting deferred tax assets or liabilities are adjusted to reflect changes in tax laws as they occur. A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized. At March 31, 2008 and December 31, 2007, the Company had net operating loss carryforwards of $37,070 and $17,087 respectively, available to reduce future taxable income expiring through 2027. Management has determined that it is more likely than not that the net operating loss carrryforwards will not be realized in the future and, accordingly, the deferred tax asset of $8,081 and $3,471 has been fully reserved as of March 31, 2008 and December 31, 2007, respectively.

        Loss Per Common Share

     The Company has adopted Statement of Financial Accounting Standards No.128, "Earnings Per Share" ("EPS"). Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS includes the dilution of common stock equivalents, and is computed similarly to fully diluted EPS pursuant to Accounting Principles Board (APB) Opinion 15.

     Basic loss per common share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding. Stock warrants have not been included in the calculation of diluted loss per share, as the effect would have been anti-dilutive in each period. Accordingly, basic and dilutive loss per share are the same for the Company.

     Fair Value Measurements

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS No. 157 was effective for our Company on January 1, 2008. However, in February 2008, the FASB released FASB Staff Position (FSP FAS 157-2 - Effective Date of FASB Statement No. 157), which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 for our financial assets and liabilities did not have a material impact on our financial statements. We do not believe the adoption of SFAS No. 157 for our non-financial assets and liabilities, effective January 1, 2009, will have a material impact on our financial statements.

     On January 1, 2008 the Company adopted Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Liabilities" ("FAS 159"). There was no impact on the Company's financial position, results of operations or cash flows at March 31, 2008 and for the three months then ended as a result of the adoption of FAS 159.

NOTE B - PROPERTY, PLANT AND EQUIPMENT

     On December 20, 2006 the Company purchased its chocolate printing machine system for a total of $44,536, of which $39,536 was paid in cash and the remaining $5,000 was paid by the issuance of 5,000 shares of the Company's common stock. On April 1, 2007 the Company placed its chocolate printing machine system in service and began to depreciate it over a 60 month period on a straight line basis with no assumed residual value. Depreciation charged to operations was $2,227 in the three months ended March 31, 2008.

NOTE C - CAPITAL TRANSACTIONS

        The Company is authorized to issue 4,000,000 shares of $0.0001 par value common stock.

     On November 1, 2006, the Company issued to its founders 91,000 shares of common stock and warrants to purchase 908,000 shares of common stock at $0.05 per share in exchange for a total of $1,000. On December 19, 2006, 5,000 shares of Common Stock and warrant to purchase 60,000 shares of common stock at $0.05 per share were sold for a total of $65,000. On December 20, 2006 the Company issued 5,000 shares of common stock as partial consideration for the purchase of its chocolate printing machine system, which shares were valued at $1.00 per share. The holders of the warrants have cashless exercise rights. These warrants are exercisable until November 6, 2016, provided that the warrants are not exercisable prior to November 6, 2009 unless there is a "Change in Control" (as defined in the warrants) in the Company, in which event the warrants will be exercisable at any time after seventy (70) days following such Change in Control and until November 6, 2016.

     On December 28, 2007, the Company completed a private placement of 62,000 shares of common stock at $1.00 per share.

     The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock with designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors of the Company. No shares of preferred stock have been issued.

NOTE D - RELATED PARTY TRANSACTIONS

     The Company utilizes office and manufacturing space provided by its president at no cost to the Company. The amount of such space utilized by the Company is considered insignificant.

NOTE E - COMMITMENTS

Long-term Employment Agreement & Executive Compensation

     On November 6, 2006, the Company entered into a one year employment agreement (the "Employment Agreement") with its president, which shall be extended from year to year after the initial term. Pursuant to the Employment Agreement, Ms. Cohen is paid (i) fifty (50%) percent of the Company's "gross margin", as defined in the Employment Agreement, less (ii) any commissions or finder's fees paid by the Company or any compensation paid by the Company to any of the Company's sales employees or independent contractors. Ms. Cohen earned $918 and $0 under her Employment Agreement during the three months ended March 31, 2008 and 2007, respectively. At March 31, 2008, the entire $918 remains outstanding and is included in accrued liabilities. In addition, in the event Ms. Cohen first identifies an acquisition or merger candidate for us, we will pay her a bonus upon the closing of the acquisition or merger.

NOTE F - CONCENTRATION OF RISKS

     The Company's cash balances are maintained in a high quality bank checking account. Management deems all its accounts receivables to be fully collectible, and, as such, does not maintain any allowances for uncollectible receivables.

     The Company had no sales during the three months ended March 31, 2007. During the three months ended March 31, 2008, the Company sold its products to approximately nine customers. During the three months ended March 31, 2008, the largest five customers accounted for approximately 37%, 23%, 17%, 10%, and 5% respectively, of the Company's revenues.

Note G - Recent Accounting Pronouncements


     In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 141(revised), Business Combinations ("FAS 141R") which retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. FAS 141R is effective for annual periods beginning on or after December 15, 2008. The Company does not expect the adoption of FAS 141R to have an effect on its financial statements. Statement of Financial Accounting Standards 160, Noncontrolling Interests in Consolidated Financial Statements ("FAS 160")

     In December 2007, the Financial Accounting Standards Board issued FAS 160 which changes the accounting and reporting for minority interests. Minority interests will be recharactarized as noncontrolling interests and will be reported as a component of equity separate from the parent's equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. FAS 160 is effective for annual periods beginning on or after December 15, 2008. The Company does not expect the adoption of FAS 160 to have an effect on its financial statements.

     In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 ("FAS 161") which provides financial statement users better information about the reporting entity's hedges by providing for qualitative disclosures about the objectives and strategies for using derivatives, quantative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. FAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within those years. The Company does not expect the adoption of FAS 161 to have a material effect on the Company's financial statements.

     Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Item 2.     Management's Discussion and Analysis

     The financial information included herein should be read in conjunction with the Financial Statements, including the Notes thereto.

OPERATIONS

     Chocolate Candy Creations, Inc. ("CCC" or the "Company" or "we") was formed on November 1, 2006 as a Delaware corporation to manufacture and sell specialized chocolate, other candy, cookie and cake products. Alyssa Cohen, our president, and chief executive officer, is our only employee. We conduct business under the name "Smiles on Chocolate". We manufacture and sell specialty promotional chocolate, other candy, cookie and cake products on which color images are printed using a portable computer system (the "System") we purchased from its manufacturer, Chocolate Printing Company, Inc. ("CPC") for $44,536. The System incorporates certain patented technologies and proprietary software owned by CPC and was purchased from CPC for cash of $39,536 and 5,000 shares of our common stock valued at $1.00 per share representing the difference between the cash paid and the purchase price of the System. We sell our products for consumption at events such as parties, weddings, business conferences, Bar and Bat Mitzvahs and charity events. These customized products include specialized chocolate products such as lollipops, portraits, CD's, trading cards and business cards. Through March 31, 2008, we had fulfilled approximately 155 orders for our products, which generated $9,157 of revenues.

     We do not believe that our business is seasonal although we may experience greater sales around the time of major holidays such as Easter, Thanksgiving and Christmas.

Results of Operations

The following table sets forth our statements of operations for the three months ended March 31, 2008 and March 31, 2007, respectively.

                                                           Three months ended   Three months ended
                                                             March 31, 2008       March 31, 2007
                                                           __________________   _________________

Sales                                                       $ 2,534               $    -0-

Raw materials cost                                              698                    -0-

Other income                                                    425                   261

General and administrative expenses                          20,017                   822

Depreciation                                                  2,227                    -0-

Income (loss) before income tax expense (benefit)           (19,983)                 (561)

Income tax expense (benefit)                                     -0-                   -0-

Net Income (loss)                                          $(19,983)             $   (561)


Three months ended March 31, 2008 and March 31, 2007.

Revenues.  Revenues for the 2008 period were $2,534 as compared to $0 in
the  2007   period.   The   increase   in   revenue  is   attributable   to  the
commencement of sales subsequent to March 31, 2007.


     Cost of Revenues; Gross Margin. Cost of revenues in the 2008 period was $698 compared to $0 in the 2007 period due to the commencement of sales subsequent to March 31, 2007.

     Selling, General and Administrative Expenses. Our selling, general and administrative expenses were $20,017 in the 2008 period, compared to $822 in the 2007 period, due to increased legal and accounting costs and the commencement of sales subsequent to March 31, 2007.

     Net loss. As a result of foregoing, our net loss increased to ($19,983) or ($0.12) per share (basic and diluted), for the three months ended March 31, 2008, as compared with a net loss of $(561) or $(0.01) per share (basic and dliuted), for the three months ended March 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

     Since our inception, we have funded our operations from the sale of common stock to our founders and in connection with the private placement which closed in December 2007 ("Private Placement") and from cash from operations. As of March 31, 2008, we had net working capital of $60,302 as compared to net working capital of $25,916 as of March 31, 2007. This increase was due primarily to the closing of the Private Placement net of expenses exceeding our revenues over the past twelve months.

     We raised gross proceeds of $62,000 from the Private Placement. A portion was used to pay legal fees and the balance has been and will be used for working capital purposes.

     Management believes that based on current levels of operations and anticipated growth we have enough cash to meet our anticipated cash requirements for approximately the next 12-24 months.

     While uncertainties relating to competition exist in our business, management is not aware of any trends or events likely to have a material adverse effect on liquidity or its financial statements. To the extent that these factors result in a decline in our revenue, our liquidity may be affected.

     We may seek to borrow funds from banks or other lending institutions although we currently have no commitments for any such borrowings and no assurance can be given that any such commitments will be obtained on terms acceptable to us.

     In addition we may seek to sell additional shares of our Common Stock in a private placement or public offering or our Board of Directors may authorize the sale of our Preferred Stock. No such stock offering is currently contemplated and no assurance can be given that any such offering will be successfully completed.

Off-Balance Sheet Arrangements

     We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Forward Looking Statements

     The following factors should be considered carefully in evaluating the Company and its business:

     This Report on Form 10-Q contains certain forward-looking statements that are based on current expectations. In light of the important factors that can materially affect results, including those set forth in this paragraph and below, the inclusion of forward-looking information herein should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company may encounter competitive, technological, financial and business challenges making it more difficult than expected to continue to develop and market its services; the market may not accept the Company's existing and future services; the Company may be unable to retain existing key management personnel; and there may be other material adverse changes in the Company's operations or business. Assumptions relating to budgeting, marketing, and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its marketing, or other budgets, which may in turn affect the Company's financial position and results of operations. The reader is therefore cautioned not to place undue reliance on forward-looking statements contained herein, which speak solely as of the date of this Form 10-Q. The Company assumes no responsibility to update any forward-looking statements as a result of new information, future events, or otherwise.

Item 3. Quantative and Qualitative Disclosures About Market Risk

        Not applicable

Item 4T. Controls and Procedures

        Evaluation of Disclosure Controls and Procedures

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (the "SEC") rules regulations and related forms, and that such information is accumulated and communicated to our Principal Executive Officer (who is also our Principal Financial Officer) as appropriate, to allow timely decisions regarding required disclosure.

     As of March 31, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer (who is also our Principal Financial Officer) of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Principal Executive Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

     There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to affect, our internal controls over financial reporting.

                       PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         None

Item 3.  Defaults upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         On June 16, 2008, we and Alyssa Cohen, our President, amended her employment agreement (the "Employment Agreement") to clarify the definition of "gross margin" in the Employment Agreement.

Item 6.  Exhibits

(a)  Exhibits:

10.1 Amended Employment Agreement dated as of June 16, 2008 between the Company and Alyssa Cohen.

31.1 Certification  of Chief Executive and Chief Financial  Officer  pursuant to
     Section 302 Sarbanes-Oxley Act of 2002


32.1 Certification  Pursuant to 18 U.S.C.  Section 1350, as adopted  Pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002

EXHIBIT 31.1
                                 CERTIFICATION

I, Alyssa Cohen, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Chocolate Candy Creations, Inc. ("CCC");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of CCC as of and for, the periods presented in this quarterly report;

4. CCC's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for CCC and have:

     a. Designed such disclosure controls and procedures to ensure that material information relating to CCC, or caused such disclosure controls and procedures to be disclosed under our supervision, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. Evaluated the effectiveness of CCC's  disclosure controls
and  procedures  and  presented  in  this  report  our  conclusions   about  the
effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

     c. Disclosed in this report any change in CCC's internal control over financial reporting that occurred during CCC's most recent fiscal quarter (CCC's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, CCC's internal control over financial reporting.

5. CCC's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting to CCC's auditors and the audit committee of CCC's board of directors (or persons performing the equivalent functions):

     a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect CCC's ability to record, process, summarize and report financial data; and

     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in CCC's internal control over financial reporting.

Date: June 17, 2008


/s/ Alyssa Cohen
    Alyssa Cohen
    Chief Executive Officer and Chief Financial Officer

EXHIBIT 32.1

                    CHOCOLATE CANDY CREATIONS, INC.

   CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
           SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Chocolate Candy Creations, Inc. (the "Company") on Form 10-Q for the period ending March 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Alyssa Cohen, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. To my knowledge, the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company as of the period covered by the Report.




/s/ Alyssa Cohen
    Alyssa Cohen
    Chief Executive Officer and Chief Financial Officer

June 17, 2008

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          CHOCOLATE CANDY CREATIONS, INC.


                        /s/ Alyssa Cohen
                            --------------------------------------
                            Alyssa Cohen
                            Chief Executive Officer and Chief Financial Officer


Dated:  June 17, 2008