Form 10-Q
period 2008-06-30
Chocolate Candy Creations, Inc.
filed 2008-08-13
CIK 1431938

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549
                       FORM 10-Q



(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2008

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

     [ X  ] yes        [   ] no



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

     [ X ] yes        [   ] no



     The number of shares outstanding of the issuer's class of Common Stock as of August 8, 2008 was 163,000.

                        CHOCOLATE CANDY CREATIONS, INC.

                                 FORM 10-Q

                       FOR THE QUARTER ENDED June 30, 2008


TABLE OF CONTENTS
                                                                        Page
                                                                      Numbers
PART I -FINANCIAL INFORMATION

Item 1  Condensed Financial Statements

       Balance Sheets
       as of June 30, 2008 (Unaudited)
       and December 31, 2007                                               3

       Statements of Operations for the three and six
       months ended June 30, 2008 and 2007 (Unaudited)                     4

       Statements of Cash Flows for the six months
       ended June 30, 2008 and 2007 (Unaudited)                            5

       Notes to Condensed Financial Statements (Unaudited)                 6

Item 2  - Management's Discussion and Analysis or Plan of Operation        9

Item 3  - Quantative and Qualitative Disclosures About Market Risk        12

Item 4T - Controls and Procedures                                         12

PART II OTHER INFORMATION

Item 1 - Legal Proceedings                                                12

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds      12

Item 3 - Defaults upon Senior Securities                                  12

Item 4 - Submission of Matters to a Vote of Security Holders              12

Item 5 - Other Information                                                12

Item 6 - Exhibits and Reports on Form 8-K                                 12

        Signatures                                                        14

                          CHOCOLATE CANDY CREATIONS, INC.
                           Condensed Balance Sheets

                                              As of
                                           June 30, 2008            As of
                                            (Unaudited)       December 31, 2007
                                         ------------------   -----------------

 ASSETS

CURRENT ASSETS

   CASH                                        $ 58,064            $ 76,785
   INVENTORY                                      2,213               2,964
   PREPAID EXPENSES                                 460               1,500
                                            ----------------   ---------------
TOTAL CURRENT ASSETS                             60,737              81,249
                                            ----------------   ---------------


PROPERTY ASSETS:

   EQUIPMENT                                    44,536               44,536
   LESS: ACCUMULATED DEPRECIATION              (11,135)              (6,681)
                                            ---------------    ---------------

   EQUIPMENT NET OF
   ACCUMULATED DEPRECIATION                     33,401               37,855
                                            ---------------    ---------------

        TOTAL ASSETS                          $ 94,138             $119,104
                                            ===============    ===============


 LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
    ACCRUED LIABILITIES                           7,928                3,191
                                            ---------------    --------------

        TOTAL LIABILITIES                      $  7,928            $   3,191

 STOCKHOLDERS' EQUITY

 PREFERRED STOCK $0.0001 PAR VALUE,
 AUTHORIZED 1,000,000 SHARES, ISSUED-NONE           -0-                  -0-

 COMMON STOCK $0.0001 PAR VALUE,
 AUTHORIZED 4,000,000 SHARES,
 ISSUED & OUTSTANDING 163,000 SHARES
 AS OF June 30, 2008 AND                            16                   16
 AS OF December 31, 2007

 ADDITIONAL PAID IN CAPITAL                     132,984              132,984

 ACCUMULATED DEFICIT                            (46,790)             (17,087)
                                             ----------------    ------------

 TOTAL STOCKHOLDERS' EQUITY                      86,210              115,913
                                             ----------------    ------------

 TOTAL LIABILITIES AND STOCKHOLDERS'            $94,138             $119,104
 EQUITY                                      ================   =============





                THE ACCOMPANYING NOTES ARE AN INTEGRAL
              PART OF THESE CONDENSED FINANCIAL STATEMENTS

                        CHOCOLATE CANDY CREATIONS, INC.
                       Condensed Statements of Operations
                                  (Unaudited)





                                      For the three months ended              For the six months ended
                                      -------------------------               ----------------------
                                       June 30, 2008     June 30, 2007       June 30, 2008    June 30, 2007
                                     ---------------    ---------------     ---------------   ---------------
SALES                                  $   3,416         $  4,620             $  5,950         $  4,620

RAW MATERIALS COST                           960            1,090                1,658            1,090

GENERAL AND ADMINISTRATIVE COSTS          10,192            5,393               30,209            6,215
DEPRECIATION                               2,227            2,227                4,454            2,227
                                        ----------      ------------         -------------     ------------

TOTAL OPERATING EXPENSES                  12,419            7,620               34,663            8,442
OPERATING (LOSS)                          (9,963)          (4,090)             (30,371)          (4,912)
OTHER INCOME                                 243              199                  668              460
                                        ----------      ------------          ------------      --------------

     NET (LOSS)                        $  (9,720)        $ (3,891)            $(29,703)        $  (4,452)
                                        ----------      ------------         -------------     ------------
                                        ----------      ------------         -------------     ------------

(LOSS) PER COMMON SHARE
BASIC AND DILUTED                      $   (0.06)        $  (0.04)            $ (0.18)       $   (0.04)
                                        ----------      ------------         -------------     ------------
                                        ----------      ------------         -------------     ------------

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES
OUTSTANDING BASIC AND DILUTED            163,000           101,000             163,000           101,000
                                       -----------       ------------        -------------     -------------
                                       -----------       ------------        -------------     -------------




                THE ACCOMPANYING NOTES ARE AN INTEGRAL
             PART OF THESE CONDENSED FINANCIAL STATEMENTS

                     CHOCOLATE CANDY CREATIONS, INC.
                    Condensed Statements of Cash Flow
                              (Unaudited)


                                                 For The Six Months Ended
                                                --------------------------
                                           June 30, 2008        June 30, 2007
                                        ------------------    -----------------




CASH FLOWS FROM OPERATING ACTIVITIES

NET (LOSS)                                    $ (29,703)            $ (4,452)
Adjustments to reconcile net loss to
net cash used in operating activities:
Changes in asset and liability balances:
Depreciation                                      4,454                 2,227
Inventory                                           751                (2,621)
Prepaid Expenses                                  1,040                   -0-
Accrued Liabilities                               4,737                 7,599
                                              --------------      -----------


NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                         $ (18,721)            $   2,753
                                              --------------      -----------


NET (DECREASE) INCREASE IN CASH               $ (18,721)            $   2,753
CASH - beginning of period                       76,785                26,551
                                              --------------     ------------

CASH - end of period                          $  58,064             $  29,304
                                              --------------    -------------



                THE ACCOMPANYING NOTES ARE AN INTEGRAL
             PART OF THESE CONDENSED FINANCIAL STATEMENTS

                          CHOCOLATE CANDY CREATIONS, INC.

                   Notes to Condensed Financial Statements

                                June 30, 2008

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

         Basis of Presentation

     The accompanying unaudited interim financial statements as of June 30, 2008, and for the three and six months ended June 30, 2008 and 2007 have been prepared in accordance with accounting principles generally accepted for interim financial statements presentation and in accordance with the instructions to Regulation S-X. Accordingly, they do not include all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2008 and the results of operations for the three and six months ended June 30, 2008 and 2007 and cash flows for the six months ended June 30, 2008 and 2007. The results of operations for the three and six months ended June 30, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year. The December 31, 2007 information has been derived from the audited financial statements for the year ended December 31, 2007 included in the Company's Form S-1 which was declared effective by the Securities and Exchange Commission on May 5, 2008. This information should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2007 included in the Company's Form S-1. There have been no changes in significant accounting policies since December 31, 2007.

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

        Accounts Receivable

     We provide an allowance for doubtful accounts determined primarily through specific identification and evaluation of significant past due accounts, supplemented by an estimate applied to the remaining balance of past due accounts. As of June 30, 2008 and 2007, no allowance was deemed necessary.

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


         Income Taxes

     The Company follows the provisions of Statement of Financial Accounting Standards Board No. 109, "Accounting for Income Taxes," which requires the use of the liability method of accounting for income taxes. The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax basis of assets and liabilities and their reported amounts on the financial statements. The resulting deferred tax assets or liabilities are adjusted to reflect changes in tax laws as they occur. A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized. At June 30, 2008 and December 31, 2007, the Company had net operating loss carryforwards of $46,790 and $17,087 respectively, available to reduce future taxable income expiring through 2027. Management has determined that it is more likely than not that the net operating loss carrryforwards will not be realized in the future and, accordingly, the deferred tax asset of $10,200 and $3,471, net of surtax exemption, has been fully reserved as of June 30, 2008 and December 31, 2007, respectively.

     On January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" (FIN 48). There was no impact on the Company's financial position, results of operations or cash flows at June 30, 2008 and for the six and three months then ended as a result of implementing FIN 48. At the adoption date of January 1, 2007 and at December 31, 2007 and June 30, 2008, the Company did not have any unrecognized tax benefits. The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of June 30, 2008 and 2007 the Company had no accrued interest or penalties. The Company currently has no federal or state tax examinations in progress nor has it had any federal or state tax examinations since its inception. All of its tax years are subject to federal and state tax examination.

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

     On January 1, 2008 the Company adopted Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Liabilities" ("FAS 159"). There was no impact on the Company's financial position, results of operations or cash flows at June 30, 2008 and for the six months then ended as a result of the adoption of FAS 159.

NOTE B - PROPERTY, PLANT AND EQUIPMENT

     On December 20, 2006 the Company purchased its chocolate printing machine system for a total of $44,536, of which $39,536 was paid in cash and the remaining $5,000 was paid by the issuance of 5,000 shares of the Company's common stock. On April 1, 2007 the Company placed its chocolate printing machine system in service and began to depreciate it over a 60 month period on a straight line basis with no assumed residual value. Depreciation charged to operations was $2,227 and $4,454, respectively, in the three and six months ended June 30, 2008 and $2,227 in the three months ended June 30, 2007.

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

NOTE E - COMMITMENTS

Long-term Employment Agreement & Executive Compensation

     On November 6, 2006, the Company entered into a one year employment agreement (the "Employment Agreement") with its president, which shall be extended from year to year after the initial term. Pursuant to the Employment Agreement, Ms. Cohen is paid (i) fifty (50%) percent of the Company's "gross margin", as defined in the Employment Agreement, less (ii) any commissions or finder's fees paid by the Company or any compensation paid by the Company to any of the Company's sales employees or independent contractors. Ms. Cohen earned $1,220 and $1,513 under her Employment Agreement during the three months ended June 30, 2008 and 2007, respectively, and earned $2,138 and $1,513 under her Employment Agreement during the six months ended June 30, 2008 and 2007, respectively. At June 30, 2008, $2,138 remains outstanding and is included in accrued liabilities. In addition, in the event Ms. Cohen first identifies an acquisition or merger candidate for us, we will pay her a bonus upon the closing of the acquisition or merger.

NOTE F - CONCENTRATION OF RISKS

     The Company's cash balances are maintained in a high quality bank checking account. Management deems all its accounts receivables to be fully collectible, and, as such, does not maintain any allowances for uncollectible receivables.

The following table highlights the Company's revenues from top customers:


             3 months ended  6 months ended    3 months ended    3 months ended
              June 30, 2008   June 30, 2008     June 30, 2007     June 30, 2007
              ------------    ------------      ------------      ------------
Customer A       29%             17%                --                --
Customer B       23%             13%                --                --
Customer C        8%              5%                --                --
Customer D       --              20%                --                --
Customer E       --              10%                --                --
Customer F       --               7%                --                --
Customer G       --              --                 25%               25%
Customer H       --              --                 12%               12%
Customer I       --              --                  8%                8%
Customer J       --              --                  8%                8%
Customer K       --              --                  8%                8%
Customer L       --              --                  5%                5%
Customer M       --              --                  5%                5%
Customer N       --              --                  5%                5%

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

     Statement of Financial Accounting Standards 160, Noncontrolling Interests in Consolidated Financial Statements ("FAS 160"). In December 2007, the Financial Accounting Standards Board issued FAS 160 which changes the accounting and reporting for minority interests. Minority interests will be recharactarized as noncontrolling interests and will be reported as a component of equity separate from the parent's equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. FAS 160 is effective for annual periods beginning on or after December 15, 2008. The Company does not expect the adoption of FAS 160 to have an effect on its financial statements.

     In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133" ("FAS 161") which provides financial statement users better information about the reporting entity's hedges by providing for qualitative disclosures about the objectives and strategies for using derivatives, quantative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. FAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within those years. The Company does not expect the adoption of FAS 161 to have a material effect on the Company's financial statements.

     On May 9, 2008, the FASB issued Staff Position ("FSP") APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlements), which clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. The FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company has not completed its evaluation of the impact of the effect, if any, the adoption of FSP APB 14-1 would have.

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

Results of Operations

     The following table sets forth our statements of operations for the three and six months ended June 30, 2008 and June 30, 2007, respectively.

                                         Three months ended   Three months ended  Six months ended    Six months ended
                                           June 30, 2008       June 30, 2007        June 30, 2008      June 30, 2007
                                        __________________   _________________    ________________    ________________

Sales                                        $ 3,416             $ 4,620            $ 5,950            $   4,620

Raw materials cost                               960               1,090              1,658                1,090

Other income                                     243                 199                668                  460

General and administrative expenses           10,192               5,393             30,209                6,215

Depreciation                                   2,227               2,227              4,454                2,227

Income (loss) before income
  tax expense (benefit)                       (9,720)             (3,891)           (29,703)              (4,452)

Income tax expense (benefit)                      -0-                -0-               -0-                    -0-

Net Income (loss)                            $(9,720)           $ (3,891)           (29,703)              (4,452)


Three months ended June 30, 2008 and June 30, 2007.

     Revenues. Revenues for the 2008 period were $3,416 as compared to $4,620 in the 2007 period. The Company believes such decrease was due to the general economic downturn.

     Raw Materials Cost. Raw materials cost in the 2008 period was $960 compared to $1,090 in the 2007 period due to the lower sales in the 2008 period.

     General and Administrative Expenses. Our general and administrative expenses were $10,192 in the 2008 period, compared to $5,393 in the 2007 period, due to the cost of printing stock certificates and increased accounting expenses in the 2008 period.

     Net loss. As a result of foregoing, our net loss increased to ($9,720) or ($0.06) per share (basic and diluted), for the three months ended June 30, 2008, as compared with a net loss of $(3,891) or $(0.04) per share (basic and diluted), for the three months ended June 30, 2007.

     Six months ended June 30, 2008 and June 30, 2007.

     Revenues. Revenues for the 2008 period were $5,950 as compared to $4,620 in the 2007 period. The increase in revenue of $1,330 is due to the fact that in the 2007 period sales did not commence until the second quarter, while the Company had sales throughout the current six month period.

     Raw Materials Cost. Raw materials cost in the 2008 period was $1,658 compared to $1,090 in the 2007 period due to increased sales in the 2008 period.

     General  and  Administrative   Expenses.  Our  general  and  administrative
expenses in the 2008 period were $30,209 compared to $6,215 in the 2007 period due to an increase in legal and accounting expenses and the cost to print stock certificates in the 2008 period.

     Net Loss. As a result of the foregoing our net loss was ($29,703) or ($0.18) per share (basic and diluted) for the six months ended June 30, 2008, as compared with a net loss of ($4,452) or ($0.04) per share (basic and diluted) for the six months ended June 30, 2007.


LIQUIDITY AND CAPITAL RESOURCES

     Since our inception, we have funded our operations from the sale of common stock to our founders and in connection with the private placement which closed in December 2007 ("Private Placement") and from cash from operations. As of June 30, 2008, we had net working capital of $52,809 as compared to net working capital of $78,058 as of December 31, 2007. This decrease was due to our expenses exceeding our revenues during the six months ended June 30, 2008.

     We raised gross proceeds of $62,000 from the Private Placement. A portion was used to pay legal fees and the balance has been and will be used for working capital purposes.

     Management believes that based on current levels of operations and anticipated growth we have enough cash to meet our anticipated cash requirements for approximately the next 12-18 months.

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

Forward Looking Statements

     The following factors should be considered carefully in evaluating the Company and its business:

     This Report on Form 10-Q contains certain forward-looking statements that are based on current expectations. In light of the important factors that can materially affect results, including those set forth in this paragraph and below, the inclusion of forward-looking information herein should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company may encounter competitive, technological, financial and business challenges making it more difficult than expected to continue to develop and market its products and services; the market may not accept the Company's existing and future products and services; the Company may be unable to retain existing key management personnel; and there may be other material adverse changes in the Company's operations or business. Assumptions relating to budgeting, marketing, and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its marketing, or other budgets, which may in turn affect the Company's financial position and results of operations. The reader is therefore cautioned not to place undue reliance on forward-looking statements contained herein, which speak solely as of the date of this Form 10-Q. The Company assumes no responsibility to update any forward-looking statements as a result of new information, future events, or otherwise.

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

     As of June 30, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer (who is also our Principal Financial Officer) of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Principal Executive Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

         None

Item 3.  Defaults upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits

(a)  Exhibits:

31.1 Certification  of Chief Executive and Chief Financial  Officer  pursuant to
     Section 302 of the Sarbanes-Oxley Act of 2002


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

Date: August 13, 2008


/s/ Alyssa Cohen
    Alyssa Cohen
    Chief Executive Officer and Chief Financial Officer

EXHIBIT 32.1

                    CHOCOLATE CANDY CREATIONS, INC.

   CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
           SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Chocolate Candy Creations, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Alyssa Cohen, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

August 13, 2008

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


Dated:  August 13, 2008