Form 10-Q
period 2008-09-30
Chocolate Candy Creations, Inc.
filed 2008-11-12
CIK 1431938

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549
                       FORM 10-Q



(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2008

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

     [ X ] yes        [   ] no



     The number of shares outstanding of the issuer's class of Common Stock as of November 12, 2008 was 163,000.

                        CHOCOLATE CANDY CREATIONS, INC.

                                 FORM 10-Q

                       FOR THE QUARTER ENDED September 30, 2008


TABLE OF CONTENTS
                                                                        Page
                                                                      Numbers
PART I -FINANCIAL INFORMATION

Item 1  Condensed Financial Statements

       Balance Sheets
       as of September 30, 2008 (Unaudited)
       and December 31, 2007                                               3

       Statements of Operations for the three and nine
       months ended September 30, 2008 and 2007 (Unaudited)                4

       Statements of Cash Flows for the nine months
       ended September 30, 2008 and 2007 (Unaudited)                       5

       Notes to Condensed Financial Statements (Unaudited)                 6

Item 2  - Management's Discussion and Analysis or Plan of Operation        9

Item 3  - Quantative and Qualitative Disclosures About Market Risk        12

Item 4T - Controls and Procedures                                         12

PART II OTHER INFORMATION

Item 1 - Legal Proceedings                                                12

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds      12

Item 3 - Defaults upon Senior Securities                                  12

Item 4 - Submission of Matters to a Vote of Security Holders              12

Item 5 - Other Information                                                12

Item 6 - Exhibits and Reports on Form 8-K                                 12

        Signatures                                                        14

                          CHOCOLATE CANDY CREATIONS, INC.
                           Condensed Balance Sheets

                                              As of
                                        September 30, 2008          As of
                                            (Unaudited)       December 31, 2007
                                         ------------------   -----------------

 ASSETS

CURRENT ASSETS

   CASH                                        $ 49,108            $ 76,785
   INVENTORY                                      2,043               2,964
   PREPAID EXPENSES                                   0               1,500
                                            ----------------   ---------------
TOTAL CURRENT ASSETS                             51,151              81,249
                                            ----------------   ---------------


PROPERTY ASSETS:

   EQUIPMENT                                    44,536               44,536
   LESS: ACCUMULATED DEPRECIATION              (13,362)              (6,681)
                                            ---------------    ---------------

   EQUIPMENT NET OF
   ACCUMULATED DEPRECIATION                     31,174               37,855
                                            ---------------    ---------------

        TOTAL ASSETS                          $ 82,325             $119,104
                                            ===============    ===============


 LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
    ACCRUED LIABILITIES                           3,436                3,191
                                            ---------------    --------------

        TOTAL LIABILITIES                      $  3,436            $   3,191

 STOCKHOLDERS' EQUITY

 PREFERRED STOCK $0.0001 PAR VALUE,
 AUTHORIZED 1,000,000 SHARES, ISSUED-NONE           -0-                  -0-

 COMMON STOCK $0.0001 PAR VALUE,
 AUTHORIZED 4,000,000 SHARES,
 ISSUED & OUTSTANDING 163,000 SHARES
 AS OF September 30, 2008 AND                        16                   16
 AS OF December 31, 2007

 ADDITIONAL PAID IN CAPITAL                     132,984              132,984

 ACCUMULATED DEFICIT                            (54,111)             (17,087)
                                             ----------------    ------------

 TOTAL STOCKHOLDERS' EQUITY                      78,889              115,913
                                             ----------------    ------------

 TOTAL LIABILITIES AND STOCKHOLDERS'            $82,325             $119,104
 EQUITY                                      ================   =============





                THE ACCOMPANYING NOTES ARE AN INTEGRAL
              PART OF THESE CONDENSED FINANCIAL STATEMENTS

                        CHOCOLATE CANDY CREATIONS, INC.
                       Condensed Statements of Operations
                                  (Unaudited)





                                      For the three months ended              For the nine months ended
                                      -------------------------               ----------------------
                                 September 30, 2008   September 30, 2007   September 30, 2008   September 30, 2007
                                -------------------   ------------------   ------------------   -------------------
SALES                                  $     690         $     91             $  6,640         $  4,711
                                       ----------       ----------            -----------      ------------
RAW MATERIALS COST                           146               18                1,804            1,108

GENERAL AND ADMINISTRATIVE COSTS           5,811            5,099               36,020           11,314
DEPRECIATION                               2,227            2,227                6,681            4,454
                                        ----------      ------------         -------------     -------------

TOTAL COSTS AND EXPENSES                   8,184            7,344               44,505           16,876
                                        ----------      ------------         -------------     -------------
OPERATING (LOSS)                          (7,494)          (7,253)             (37,865)         (12,165)
OTHER INCOME                                 173               71                  841              531
                                        ----------      ------------          ------------     -------------

     NET (LOSS)                        $  (7,321)        $ (7,182)            $(37,024)        $ (11,634)
                                        ----------      ------------         -------------     ------------
                                        ----------      ------------         -------------     ------------

(LOSS) PER COMMON SHARE
BASIC AND DILUTED                      $   (0.04)        $  (0.07)            $ (0.23)       $   (0.12)
                                        ----------      ------------         -------------     ------------
                                        ----------      ------------         -------------     ------------

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES
OUTSTANDING BASIC AND DILUTED            163,000           101,000             163,000           101,000
                                       -----------       ------------        -------------     -------------
                                       -----------       ------------        -------------     -------------




                THE ACCOMPANYING NOTES ARE AN INTEGRAL
             PART OF THESE CONDENSED FINANCIAL STATEMENTS

                     CHOCOLATE CANDY CREATIONS, INC.
                    Condensed Statements of Cash Flow
                              (Unaudited)


                                                 For The Nine Months Ended
                                                --------------------------
                                       September 30, 2008    September 30, 2007
                                       -------------------   ------------------




CASH FLOWS FROM OPERATING ACTIVITIES

NET (LOSS)                                    $ (37,024)            $(11,634)
Adjustments to reconcile net loss to
net cash used in operating activities:
Changes in asset and liability balances:
Depreciation                                      6,681                 4,454
Inventory                                           921                (2,651)
Prepaid Expenses                                  1,500                     0
Accrued Liabilities                                 245                 4,974
                                              --------------      -----------


NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                         $ (27,677)            $  (4,857)
                                              --------------      -----------


NET (DECREASE) INCREASE IN CASH               $ (27,677)            $  (4,857)
CASH - beginning of period                       76,785                26,551
                                              --------------     ------------

CASH - end of period                          $  49,108             $  21,694
                                              --------------    -------------



                THE ACCOMPANYING NOTES ARE AN INTEGRAL
             PART OF THESE CONDENSED FINANCIAL STATEMENTS

                          CHOCOLATE CANDY CREATIONS, INC.

                   Notes to Condensed Financial Statements

                               September 30, 2008

                                  (Unaudited)


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Chocolate Candy Creations, Inc. (the "Company", "CCC" or "we") was organized under the laws of the State of Delaware on November 1, 2006 to manufacture and sell specialized chocolates, other candy, cookie and cake products. The Company conducts business under the name "Smiles on Chocolate." In 2007, the Company began selling its products. The Company's customers are currently located in New York.

         Basis of Presentation

     The accompanying unaudited interim financial statements as of September 30, 2008, and for the three and nine months ended September 30, 2008 and 2007 have been prepared in accordance with accounting principles generally accepted for interim financial statements presentation and in accordance with the instructions to Regulation S-X. Accordingly, they do not include all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2008 and the results of operations for the three and nine months ended September 30, 2008 and 2007 and cash flows for the nine months ended September 30, 2008 and 2007. The results of operations for the three and nine months ended September 30, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year. The December 31, 2007 information has been derived from the audited financial statements for the year ended December 31, 2007 included in the Company's Form S-1 which was declared effective by the Securities and Exchange Commission on May 5, 2008. This information should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2007 included in the Company's Form S-1. There have been no changes in significant accounting policies since December 31, 2007.

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

        Accounts Receivable

     We provide an allowance for doubtful accounts determined primarily through specific identification and evaluation of significant past due accounts, supplemented by an estimate applied to the remaining balance of past due accounts. As of September 30, 2008 and 2007, no allowance was deemed necessary.

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

         Income Taxes

     The Company follows the provisions of Statement of Financial Accounting Standards Board No. 109, "Accounting for Income Taxes," which requires the use of the liability method of accounting for income taxes. The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax basis of assets and liabilities and their reported amounts on the financial statements. The resulting deferred tax assets or liabilities are adjusted to reflect changes in tax laws as they occur. A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized. At September 30, 2008 and December 31, 2007, the Company had net operating loss carryforwards of $54,111 and $17,087 respectively, available to reduce future taxable income expiring through 2027. Management has determined that it is more likely than not that the net operating loss carrryforwards will not be realized in the future and, accordingly, the deferred tax asset of $11,796 and $3,471, net of surtax exemption, has been fully reserved as of September 30, 2008 and December 31, 2007, respectively.

     On January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" (FIN 48). There was no impact on the Company's financial position, results of operations or cash flows at September 30, 2008 and for the nine and three months then ended as a result of implementing FIN 48. At the adoption date of January 1, 2007 and at December 31, 2007 and September 30, 2008, the Company did not have any unrecognized tax benefits. The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of September 30, 2008 and 2007 the Company had no accrued interest or penalties. The Company currently has no federal or state tax examinations in progress nor has it had any federal or state tax examinations since its inception. All of its tax years are subject to federal and state tax examination.

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

     On January 1, 2008 the Company adopted Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Liabilities" ("FAS 159"). There was no impact on the Company's financial position, results of operations or cash flows at September 30, 2008 and for the nine months then ended as a result of the adoption of FAS 159.

NOTE B - PROPERTY, PLANT AND EQUIPMENT

     On December 20, 2006 the Company purchased its chocolate printing machine system for a total of $44,536, of which $39,536 was paid in cash and the remaining $5,000 was paid by the issuance of 5,000 shares of the Company's common stock. On April 1, 2007 the Company placed its chocolate printing machine system in service and began to depreciate it over a 60 month period on a straight line basis with no assumed residual value. Depreciation charged to operations was $2,227 and $6,681, respectively, in the three and nine months ended September 30, 2008 and $2,227 and $4,454, respectively, in the three and nine months ended September 30, 2007.

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

NOTE E - COMMITMENTS

Long-term Employment Agreement & Executive Compensation

     On November 6, 2006, the Company entered into a one year employment agreement (the "Employment Agreement") with its president, which shall be extended from year to year after the initial term. Pursuant to the Employment Agreement, Ms. Cohen is paid (i) fifty (50%) percent of the Company's "gross margin", as defined in the Employment Agreement, less (ii) any commissions or finder's fees paid by the Company or any compensation paid by the Company to any of the Company's sales employees or independent contractors. Ms. Cohen earned $272 and $36 under her Employment Agreement during the three months ended September 30, 2008 and 2007, respectively, and earned $2,410 and $1,538 under her Employment Agreement during the nine months ended September 30, 2008 and 2007, respectively. At September 30, 2008, $272 remains outstanding and is included in accrued liabilities. In addition, in the event Ms. Cohen first identifies an acquisition or merger candidate for us, we will pay her a bonus upon the closing of the acquisition or merger.

NOTE F - CONCENTRATION OF RISKS

     The Company's cash balances are maintained in a high quality bank checking account.

The following table highlights the Company's revenues from top customers:

             3 months ended       9 months ended       3 months ended        9 months ended
           September 30, 2008   September 30, 2008   September 30, 2007    September 30, 2007
           ------------------   ------------------   ------------------    ------------------
Customer A        52%                   5%                  --                    --
Customer B        20%                   2%                  --                    --
Customer C        17%                   2%                  --                    --
Customer D        10%                   1%                  --                    --
Customer E        --                   18%                  --                    --
Customer F        --                   15%                  --                    --
Customer G        --                   12%                  --                    --
Customer H        --                   --                  100%                    2%
Customer I        --                   --                   --                    25%
Customer J        --                   --                   --                    12%



Note G - Recent Accounting Pronouncements

     Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

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

Results of Operations

     The following table sets forth our statements of operations for the three and nine months ended September 30, 2008 and September 30, 2007, respectively.

                                 Three months ended   Three months ended  Nine months ended   Nine months ended
                                 September 30, 2008   September 30, 2007  September 30, 2008  September 30, 2007
                                __________________   ___________________  __________________  __________________

Sales                                 $   690             $    91            $ 6,640            $   4,711

Raw materials cost                        146                  18              1,804                1,108

Other income                              173                  71                841                  531

General and administrative expenses     5,811               5,099             36,020               11,314

Depreciation                            2,227               2,227              6,681                4,454

Income (loss) before income
  tax expense (benefit)                (7,321)             (7,182)           (37,024)            (11,634)

Income tax expense (benefit)               -0-                 -0-                -0-                 -0-

Net Income (loss)                     $(7,321)           $ (7,182)           (37,024)           (11,634)


Three months ended September 30, 2008 and September 30, 2007.

     Revenues. Revenues for the 2008 period were $690 as compared to $91 in the 2007 period. Such increase was due to an increase in the number of customers to which the Company sold its products.

     Raw Materials Cost. Raw materials cost in the 2008 period was $146 (21% of sales) compared to $18 (20% of sales) in the 2007 period due to the increased sales in the 2008 period.

     General  and  Administrative   Expenses.  Our  general  and  administrative
expenses were $5,811 in the 2008 period, compared to $5,099 in the 2007 period, due to increased accounting expenses in the 2008 period.

     Net loss. As a result of foregoing, our net loss increased to ($7,321) or ($0.04) per share (basic and diluted), for the three months ended September 30, 2008, as compared with a net loss of $(7,182) or $(0.07) per share (basic and diluted), for the three months ended September 30, 2007.

     Nine months ended September 30, 2008 and September 30, 2007.

     Revenues. Revenues for the 2008 period were $6,640 as compared to $4,711 in the 2007 period. The increase in revenue of $1,929 is due to the fact that in the 2007 period sales did not commence until the second quarter, while the Company had sales throughout the current nine month period.

     Raw Materials Cost. Raw materials cost in the 2008 period was $1,804 (27% of sales) compared to $1,108 (24% of sales) in the 2007 period due to increased sales in the 2008 period.

     General and Administrative Expenses. Our general and administrative expenses in the 2008 period were $36,020 compared to $11,314 in the 2007 period due to an increase in legal and accounting expenses and the cost to print stock certificates in the 2008 period.

     Net Loss. As a result of the foregoing our net loss was ($37,024) or ($0.23) per share (basic and diluted) for the nine months ended September 30, 2008, as compared with a net loss of ($11,634) or ($0.12) per share (basic and diluted) for the nine months ended September 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

     Since our inception, we have funded our operations from the sale of common stock to our founders and in connection with the private placement which closed in December 2007 ("Private Placement") and from cash from operations. As of September 30, 2008, we had net working capital of $47,715 as compared to net working capital of $78,058 as of December 31, 2007. This decrease was due to our expenses exceeding our revenues during the nine months ended September 30, 2008.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

     As of September 30, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer (who is also our Principal Financial Officer) of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Principal Executive Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

4. CCC's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) for CCC and have:

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

Date: November 12, 2008


/s/ Alyssa Cohen
    Alyssa Cohen
    Chief Executive Officer and Chief Financial Officer

EXHIBIT 32.1

                    CHOCOLATE CANDY CREATIONS, INC.

   CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
           SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Chocolate Candy Creations, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Alyssa Cohen, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

November 12, 2008

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


Dated:  November 12, 2008