Form 10-K
period 2008-12-31
Chocolate Candy Creations, Inc.
filed 2009-03-30
CIK 1431938

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                  FORM 10-K

                                    (Mark One)

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008
                                     OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                     ______________ TO ______________

                   COMMISSION FILE NUMBER: 000-53219

                         CHOCOLATE CANDY CREATIONS, INC.
                  (Exact name of registrant in Its Charter)

                         Delaware                     20-5911117
              (State or Other Jurisdiction of       (I.R.S. Employer
             Incorporation or Organization)         Identification No.)

                  130 Shore Road, Suite 238, Port Washington, NY  11050
                 (Address of Principal Executive Offices) (Zip Code)

                   Issuer's telephone number: (516) 238-5535

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities  registered  pursuant to Section 12(g) of the Exchange Act:
Common Stock, $0.0001 Par Value

     Indicate by check mark whether registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act [ ] Yes [X] No

     Indicate by check mark whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ] Yes [X] No

     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.     Yes    [X]      No  [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule12b-2 of the Exchange Act.

Large Accelerated filer   [ ]       Non Accelerated filer      [ ]
Accelerated filer         [ ]       Smaller reporting company  [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-2 of the Exchange Act Yes [X] No [ ]


     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's more recently completed second fiscal quarter $113,000.

     State the number of shares outstanding of each of the issuer's classes of common equity: As of March 30, 2009, 163,000 shares of common stock, par value $0.0001 per share, were outstanding.

                Documents Incorporated by Reference

                       None

FORWARD LOOKING STATEMENTS

     Certain statements made in this Annual Report on Form 10-K are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Chocolate Candy Creations, Inc. (the "Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings "Description of Business," "Management's Discussion and Analysis" and "Risk Factors". We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Part I

Item 1. BUSINESS
     Chocolate Candy Creations, Inc. ("we"; "us"; or the "Company") was formed on November 1, 2006 to manufacture and sell specialized chocolate, other candy, cookie and cake products. For the years ended December 31, 2008 and December 31,
2007,  we  generated  $8,351  and  $6,623,   respectively,   of  revenue  from
operations, and had a loss of ($45,416) and $(17,100), respectively. Alyssa Cohen, our president and chief executive officer, is our only employee. We conduct business under the name "Smiles On Chocolate".

     We manufacture and sell specialty promotional chocolate, other candy, cookie and cake products on which color images are printed using a portable computer system (the "System") we purchased from its manufacturer, Chocolate Printing Company, Inc. ("CPC"). The System incorporates certain patented technologies and proprietary software owned by CPC and was purchased from CPC for cash and shares of our common stock valued at $1.00 per share. We sell our products for consumption at events such as parties, weddings, business conferences, Bar and Bat Mitzvahs, and charity events. These customized products include specialized chocolate products such as lollipops, portraits, CD's, trading cards and business cards. The system is portable which allows us to sell our products at "live" events such as parties and weddings.

Growth Strategy

     We believe that our business can grow in two ways. The first would be to expand internally by hiring more employees selling additional products and introducing additional product lines. The second would be through acquisitions or mergers with other entities in its or other businesses.

Marketing

     We intend to develop a marketing team which we believe will be crucial to our future growth and success. We intend to participate in trade shows. In addition, we may make presentations at seminars and advertise our services in the print or other media to improve our visibility. We maintain a website at www.SmilesOnChocolate.com which provides information about our products and allows customers to order products online.

Competition

     We engage in a highly competitive and fragmented industry including manufacturers and distributors of specialized confectionary chocolate and baked goods products.

     Almost all of our competitors are, on an overall basis, larger than us or are subsidiaries of larger companies, and therefore may possess greater resources than us. There is relative ease of market entry for a new entrant possessing acceptable professional qualifications. Accordingly, we compete with regional, national, and international firms, including other purchasers of Systems.

     Competition for our service is based primarily on reputation, track record, experience, quality of service and price.

Intellectual Property Rights

     We have no proprietary software or products, although we have nonexclusive rights to use the Technologies incorporated in the System.

Personnel

     We currently employ one individual, Alyssa Cohen, our President. We also from time to time use independent sales contractors to assist our President.

Selection of Business Opportunities

     We anticipate that in the event that we elect to seek a business opportunity, such as a merger or acquisition, the selection of a business opportunity in which to participate will be complex and extremely risky. Management believes (but has not conducted any research to confirm) that being a public corporation will help us find an acquisition candidate for the following reasons; facilitate and improve the terms on which additional equity financing may be sought, provide incentive stock options or similar benefits to key employees, increase the opportunity to use securities for acquisitions, provide liquidity for shareholders, and other factors. Management anticipates that business opportunities may be available in many different industries, both within and without the specialized candy industry and at various stages of development, all of which make the task of comparative investigation and analysis of such business opportunities difficult and complex.

     We will have limited capital with which to provide the owners of business entities with any cash or other assets which may be attractive. Management has not conducted market research and is not aware of statistical data to support the perceived benefits of a business combination for the owners of a target company.

     The analysis of new business opportunities will be undertaken by, or under the supervision of, our officers and directors, who are not professional business analysts. In analyzing prospective business opportunities, management may consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the company after the business combination; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors.

     We may acquire a venture which is in its preliminary or development stage, which is already in operation, or in any stage of its business life. It is impossible to predict at this time the status of any business in which we may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which we may offer.

     With respect to negotiations with a target company, management expects to focus on the percentage of the company which target company shareholders would acquire in exchange for their shareholdings in the target company. Any merger or acquisition effected by us can be expected to have a significant dilutive effect on the percentage of shares held by our shareholders at such time.

RISK FACTORS

     The following factors should be considered carefully in evaluating us and our business. Additional risks and uncertainties not presently known to us may also effect our business operations. If any of the following risks actually occur, our business, financial condition or operating results could be materially adversely effected.

Risks That Relate to Our Business

     We have a limited operating history, limited revenues and only minimal assets.

     We have a limited operating history and limited revenues to date. We have no significant assets or financial resources. We have had losses and they are likely to continue in the near future. No assurance can be given that we will be able to develop our business organically or through mergers or acquisitions.

We need to obtain financing in order to continue our operations.

     On a prospective basis, we will require both short-term financing for operations and long-term capital to fund our expected growth. We have no existing bank lines of credit and have not established any definitive sources for additional financing. Based on our current operating plan, we believe we have enough cash to meet our anticipated cash requirements for approximately 12-24 months. We will likely require additional funds if we want to fully implement our business plan and take advantage of evolving market conditions. Additional financing may not be available to us, or if available, then it may not be available upon terms and conditions acceptable to us. If adequate funds are not available, then we may be required to delay, reduce or eliminate product development or marketing programs. Our inability to take advantage of opportunities in the industry because of capital constraints may have a material adverse effect on our business and our prospects.

     We face intense competition,  which could harm our business.

     Our market is relatively new, intensely competitive, highly fragmented and subject to rapid technological change. We expect competition to intensify and increase over time because there are few barriers to entering the specialty chocolate candy product manufacturing market.

     We compete against other manufacturers of specialized chocolate and other candy products, including other buyers of Systems, as well as a number of different types of companies that are not in the candy and nonspecialized chocolate candy markets, such as companies that sell party favors.


     Almost all of our competitors have longer operating histories, greater name recognition, larger established client bases, longer client relationships and significantly greater financial, technical, personnel and marketing resources than we do. Many of our competitors have retail store locations.

     Our competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential customers, employees and strategic partners. Further, our competitors may produce chocolate candy products that are equal or superior to our products or that achieve greater market acceptance than our products. Although we have nonexclusive rights to use certain patented technologies and software owned by CPC (the "Technologies") which are incorporated in the System, we do not have any exclusive rights to patented or other proprietary technology that would limit competitors from duplicating our product offerings. We must rely on the skills of our personnel and the quality of our service to our customers. Increased competition is likely to result in price reductions, reduced gross margins additional marketing expenses and loss of market share, any of which would have a material adverse effect on our business, results of operations and financial condition. We cannot assure you that we will be able to compete successfully against existing or future competitors.

     Our efforts to raise awareness of our corporate identity may not be successful, which may limit our ability to expand our client base and attract acquisition candidates and employees.

     We believe that building our corporate identity is critical for attracting and expanding our customer base and attracting employees. If we do not continue to build our corporate identity, we may not be able to effect our strategy. Our success will be predicated on providing high quality, reliable and cost-effective products. If customers do not deem our products as meeting their needs, or if we fail to market our products effectively, we will be unsuccessful in maintaining and strengthening our corporate identity. Further, we generally rely on "word of mouth" to obtain new customers which will only happen if our customers are satisfied with our products and service.

Changes in raw material and other costs and selling price increases

     Our products use many different commodity raw materials including cocoa, sugar, milk and corn sweeteners. Commodities are subject to price volatility caused by commodity market fluctuations, the quality and availability of supply, weather, currency fluctuations, speculative influences, trade agreements among producing and consuming nations, political unrest in producing countries, consumer demand and changes in governmental agricultural programs. Commodity price increases ultimately result in corresponding increases to customers in the form of higher product prices; however, higher product prices may also result in a reduction in sales volume. If we are not able to increase price realization and productivity to offset increased raw material costs, or if sales volume is significantly reduced, it could have a negative impact on our results of operations and financial condition.

Market demand for new and existing products

     We operate in highly competitive markets and rely on continued demand for our products. To generate revenues and profits, we must sell products that appeal to our customers. Continued success is dependent on product innovation, including maintaining a strong pipeline of new products and appropriate advertising campaigns and marketing programs. In addition, success depends on our response to consumer trends, consumer health concerns, including obesity and the consumption of certain ingredients, and changes in product category consumption and consumer demographics.

Governmental laws and regulations

     Changes in laws and regulations and the manner in which they are interpreted or applied may alter the environment in which we operate and, therefore, affect our results of operations or increase liabilities. These include changes in food and drug laws and laws related to advertising and marketing practices. It is possible that we could become subject to additional liabilities in the future resulting from changes in laws and regulations that could result in an adverse effect on the results of our operations and financial condition.

     If we fail to deliver quality products or fulfill customers' needs, we may face additional expenses, losses or negative publicity.

     If our products fail to fulfill customer needs our reputation may be damaged. This could have a material adverse effect on our business, results of operations and financial condition. The successful assertion of one or more significant claims against us could have a material adverse effect on our business, results of operations and financial condition. While we carry general and product liability insurance coverage, such coverage may be insufficient to cover such claims.

We rely on CPC for technological support and supplies.

     CPC provides us with technological support for the System as well as supplies such as chocolate blanks, packaging and inks. While we are not required to purchase any such supplies from CPC, if it were to go out of business we would lose its technological support and would be forced to find another supplier which could result in a material adverse effect on our business and financial condition.

     Failure to avoid infringement of others' intellectual property rights could impair our ability to manufacture and market our products.

     Although we have been informed that CPC has certain patented technologies which are incorporated in the System, CPC cannot, and, therefore, we cannot, guarantee that the System will be free of claims by third parties alleging that CPC infringed their intellectual property rights. Any such claim could be expensive and time-consuming to defend, and an adverse litigation result or a settlement of litigation could require CPC to stop selling Systems and require us to pay damages, obtain a license from the complaining party or a third party, develop non-infringing alternatives or cease using the System. Any such result could be expensive or could adversely affect our ability to operate profitability, if at all.

     We are dependent upon our management and we need to engage additional skilled personnel.

     Our success depends in large part on the skills and efforts of our only officer, our president and chief executive officer, Alyssa Cohen. The loss of the services of Ms. Cohen could have a material adverse effect on the development and success of our business.

     Ms. Cohen has an employment agreement with us that requires her to devote such of her working time to our business as we and Ms. Cohen determine is necessary for the performance of her duties under her employment agreement. We have not obtained key man insurance on the life of Ms. Cohen. Our future success will depend in part upon our ability to attract and retain additional qualified management and technical personnel. Competition for such personnel is intense and we will compete for qualified personnel with numerous other employers, almost all of which have significantly greater financial and other resources than we. We may experience increased costs in order to retain and attract skilled employees. Our failure to attract additional personnel or to retain the services of key personnel and independent contractors could have a material adverse effect on our ability to operate profitably.

     If we make any acquisitions, they may disrupt or have a negative impact on our business.

     If we make acquisitions, we could have difficulty integrating the acquired companies' personnel and operations with our own. In addition, the key personnel of the acquired business may not be willing to work for us. We cannot predict the effect expansion may have on our core business. Regardless of whether we are successful in making an acquisition, the negotiations could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition to the risks described above, acquisitions are accompanied by a number of inherent risks, including, without limitation, the following:


o   the difficulty of integrating acquired products, services or operations;

o the potential disruption of the ongoing businesses and distraction of our management and the management of acquired companies;

o difficulties in complying with regulations in other countries that relate to our businesses;

o difficulties in maintaining uniform standards, controls, procedures and policies;

o the potential impairment of relationships with employees and customers as a result of any integration of new management personnel;

o the potential inability or failure to achieve additional sales and enhance our customer base through cross-marketing of the products to new and existing customers;

o the effect of any government regulations which relate to the business acquired;

o potential unknown liabilities associated with acquired businesses or product lines, or the need to spend significant amounts to retool, reposition, or modify the marketing and sales of acquired products or the defense of any litigation, whether or not successful, resulting from actions of the acquired company prior to our acquisition;

o difficulties in disposing of the excess or idle facilities of an acquired company or business and expenses in maintaining such facilities; and

o potential expenses under the labor, food and drug and other laws of other countries.


     Our business could be severely impaired if and to the extent that we are unable to succeed in addressing any of these risks or other problems encountered in connection with an acquisition, many of which cannot be presently identified.

     These risks and problems could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations. Further, the commencement of business in other countries may be subject to significant risks in areas which we are not able to prepare for in advance.

No Dividends.

     We have not paid any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. We intend to retain any earnings to finance the growth of our business and we may never pay cash dividends.

Risks Concerning our Securities.

     Our common stock has a limited trading market.

     While our common stock is currently listed for quotation on the Over The Counter Bulletin Board ("OTCBB"), only a limited trading market has developed and we do not have a significant public float. In the absence of an active trading market, you may have difficulty buying and selling or obtaining market quotations for our stock; the market visibility for our stock may be limited, and the lack of visibility for our common stock may have a depressive effect on the market price for our common stock.

     Our stock price may be affected by our failure to meet projections and estimates of earnings developed either by us or by independent securities analysts.

     Our operating results may fall below the expectations of securities analysts and investors as well as our own projections. In this event, the market price of our common stock would likely be materially adversely affected.

     The registration and sales of common stock being sold pursuant to our currently effective prospectus may have a depressive effect upon the market for our common stock.

     We have a minimal public float, and the shares of common stock being offered by our currently effective prospectus constitute a not insignificant portion of the outstanding shares of our common stock. If stockholders sell a significant number of shares of common stock, the market price of our common stock may decline.

     Because we may be subject to the "penny stock" rules, you may have difficulty in selling our common stock.

     If a public market develops for our common stock and if our stock price is less than $5.00 per share, our stock may be subject to the SEC's penny stock rules, which impose additional sales practice requirements and restrictions on broker-dealers that sell our stock to persons other than established customers and institutional accredited investors. The application of these rules may affect the ability of broker-dealers to sell our common stock and may affect your ability to sell any common stock you may own.

     According to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

o Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;


o Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;


o    "Boiler  room"   practices   involving  high  pressure  sales  tactics  and
     unrealistic price projections by inexperienced sales persons;


o Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and


o The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.


     As an issuer of "penny stock' the protection provided by the federal securities laws relating to forward looking statements does not apply to us.

     Although the federal securities law provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, if we are a penny stock we will not have the benefit of this safe harbor protection in the event of any based upon a claim that the material provided by us, including this annual report, contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading.

     The exercise of outstanding warrants may have a dilutive effect on the price of our common stock.

     To the extent that outstanding warrants are exercised, dilution to our stockholders may occur. Moreover, the terms upon which we will be able to obtain additional equity capital may be adversely affected, since the holders of the outstanding warrants can be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than the exercise terms provided by the outstanding options and warrants.

     Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protections against interested director transactions, conflicts of interest and similar matters.

     The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and American Stock Exchanges and the NASDAQ Stock Market as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities which are listed on those exchanges or the NASDAQ Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than necessary, we have not yet adopted all of these measures. As of the date of this Form 10-K, we are not in compliance with requirements relating to the distribution of annual and interim reports, the holding of stockholders meetings and solicitation of proxies for such meeting and requirements for stockholder approval for certain corporate actions. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

 Reporting requirements may delay or preclude acquisition.

     Section 13 of the Securities Exchange Act of 1934 (the "Exchange Act") requires companies subject thereto to provide certain information about significant acquisitions including audited financial statements for the company acquired covering one or two years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by us. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

     Our officers and directors have limited liability and have indemnity rights which may discourage stockholders from bringing an action against them.

     Our Certificate of Incorporation provides that we will indemnify our officers and directors against losses sustained or liabilities incurred which arise from any transaction in that officer's or director's respective managerial capacity unless that officer or director violates a duty of loyalty, did not act in good faith, engaged in intentional misconduct or knowingly violated the law, approved an improper dividend, or derived an improper benefit from the transaction. Our Certificate of Incorporation also provides for the indemnification by us of our officers and directors against any losses or liabilities incurred as a result of the manner in which the officers and directors operate our business or conduct our internal affairs, provided that in connection with these activities they act in good faith and in a manner which they reasonably believe to be in, or not opposed to, our best interests of and their conduct does not constitute gross negligence, misconduct or breach of fiduciary obligations. The existence of these provisions may discourage holders of our Common Stock from bringing an action against management because we may be responsible for paying all costs associated therewith, which could negatively impact the value of our Common Stock.

     Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and operating results. In addition, current and potential stockholders could lose confidence in our financial reporting, which could have a material adverse effect on our stock price.

     Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting for the year ending December 31, 2008 and a report by our independent registered public accounting firm addressing these assessments for the year ending December 31, 2009. During the course of our testing, we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.


     Transfers of our securities may be restricted by virtue of state securities "blue sky" laws which prohibit trading absent compliance with individual state laws. These restrictions may make it difficult or impossible to sell shares in those states.

     Transfers of our common stock may be restricted under the securities or securities regulations laws promulgated by various states and foreign jurisdictions, commonly referred to as "blue sky" laws. Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions. Because the securities registered hereunder have not been registered for resale under the blue sky laws of any state, the holders of such shares and persons who desire to purchase them should be aware that there may be significant state blue sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. These restrictions may prohibit the secondary trading of our common stock. Investors should consider the secondary market for our securities to be a limited one.

ITEM 2.  DESCRIPTION OF PROPERTIES

     We have no properties and at this time has no agreements to acquire any properties. We currently use office and manufacturing space provided to us by our management at no cost. The amount of office and manufacturing space utilized by us is considered insignificant. Management has agreed to continue this arrangement until such time as we require larger space. Management believes that office and manufacturing space will be available at reasonable rents when such space is needed.

ITEM 3.  LEGAL PROCEEDINGS

     We are not presently party to any material legal proceeding nor are we aware of any material pending or potential legal proceeding which may be instituted against us.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

     The Company's Common Stock was admitted for quotation on the OTCBB on October 24, 2008. The following table sets forth for the periods indicated the range of high and low bid information per share of the common stock on the OTCBB.

                                                      High            Low
                                                      -----          -----
2008 Fourth Quarter (beginning October 24, 2008)      $1.50          $0.50

     As of March 30, 2009, there were approximately 118 holders of record of our common stock.

     We currently intend to retain all available earnings, if any, generated by our operations. Accordingly, we do not anticipate paying cash dividends on the common stock in the foreseeable future. Any future determination as to the payment of dividends will be in the discretion of our Board of Directors and will be dependent upon our results of operations, financial condition and other factors deemed relevant by our Board.

Securities Authorized for Issuance Under Equity Compensation Plans

        None.

Recent Sales of Unregistered Securities

     The Company did not sell any equity securities that were not registered under the Securities Act during the year ended December 31, 2008.

     No repurchases of any equity securities were made by the Company during its fiscal year ended December 31, 2008.

Item 6. SELECTED FINANCIAL DATA

        Not applicable.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Overview

Chocolate Candy Creations, Inc.

     We were formed as a Delaware corporation on November 1, 2006 to manufacture and sell specialized chocolate, other candy, cookie and cake products. For the years ended December 31, 2008 and December 31, 2007, we generated $8,351 and $6,623, respectively of revenue from operations, and had net loss of $(45,416) and $($17,100), respectively. Alyssa Cohen, our president, and chief executive officer, is our only employee. We conduct business under the name "Smiles On Chocolate".

     We manufacture and sell specialty promotional chocolate, other candy, cookie and cake products on which color images are printed using a portable computer system (the "System") we purchased from its manufacturer, CPC for $44,536. The System incorporates certain patented technologies and proprietary software owned by CPC and was purchased from CPC for cash of $39,536 and 5,000 shares of our common stock valued at $1.00 per share representing the difference between the cash paid and the purchase price of the System. We sell our products for consumption at events such as parties, weddings, business conferences, Bar and Bat Mitzvahs and charity events. These customized products include specialized chocolate products such as lollipops, portraits, CD's, trading cards and business cards.

     We believe that our business can grow in two ways. The first would be to expand internally by hiring more employees, purchasing or leasing additional Systems, offering additional product lines and selling additional products. The second would be through acquisitions or mergers with other entities in our or other businesses.

     Our address is 130 Shore Road, Suite 238, Port Washington, New York 11050, telephone (516) 238-5535, fax (516) 706-4345.

     We do not believe that our business is seasonal although we may experience greater sales around the time of major holidays such as Easter, Thanksgiving and Christmas.

Critical Accounting Policies and Estimates

     The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles ("GAAP") in the United States. We believe the following are the critical accounting policies that impact the financial statements, some of which are based on management's best estimate as available at the time of preparation. Actual experience may differ from these estimates.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates made by us include the valuation of the deferred tax asset allowance and the allowance for doubtful accounts.

Fair Value of Financial Instruments

     The amounts at which current assets and current liabilities are presented by us approximate their fair value due to their short-term nature.

Revenue Recognition

     We recognize revenue from the sales of our products when an order is completed and the product is shipped.

     Accounts receivable are recorded at their estimated realizable value. An allowance for doubtful accounts is estimated by us through evaluation of significant past due accounts. Accounts are deemed past due when payment has not been received within the stated time period. Our policy is to review individual past due amounts periodically and write off amounts for which all collection efforts are deemed to have been exhausted. As of December 31, 2008 and 2007, no allowance was deemed necessary.

Income Taxes

     We follow the provisions of Statement of Financial Accounting Standards Board No. 109, "Account for Income Taxes," which requires the use of the liability method of accounting for income taxes. The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax basis of assets and liabilities and their reported amounts on the financial statements. The resulting deferred assets or liabilities are adjusted to reflect changes in tax laws as they occur. A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized.

     On January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, "Accounting for Uncertainty in Income Taxes
- an interpretation of FASB Statement No. 109" (FIN 48). There was no impact on the Company's consolidated financial position, results of operations or cash flows at December 31, 2008 and for the year then ended as a result of implementing FIN 48. At the adoption date of January 1, 2007 and at December 31, 2007 and 2008, the Company did not have any unrecognized tax benefits. The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of January 1, 2007 and December 31, 2007 and 2008, the Company had no accrued interest or penalties. The Company currently has no federal or state tax examinations in progress nor has it had any federal or state tax examinations since its inception. All of its tax years are subject to federal and state tax examination.

Recent Accounting Pronouncements

     Management does not believe that any recently issued, not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Results of Operations

     The following table sets forth our statements of operations for the years ended December 31, 2008 December 31, 2007:

                                   Year Ended               Year Ended
                                  December 31, 2008       December 31, 2007
                                  _________________       _________________

Sales                               $  8,351                  $  6,623
Raw Materials Cost                     2,326                     1,658
Other income                             913                       680
Selling, general and
 administrative costs                 43,446                    16,064
Depreciation                           8,908                     6,681
                                    ----------                ----------
Income (loss) before income
Tax expense (benefit)                (45,416)                  (17,100)
Income tax expense (benefit)              -0-                       -0-
                                    ----------                ----------
Net Income (loss)                   ($45,416)                 ($17,100)
                                    ----------                ----------
                                    ----------                ----------

Year ended December 31, 2008 and the Year Ended December 31, 2007

     Sales. Sales for 2008 increased $1,728 (26.1%) over 2007. The increase in revenue is attributable to the fact that the Company commenced selling products in April 2007 compared to a full year of selling in 2008.

     Raw Materials Cost. Raw materials costs were $2,326 in 2008 as compared to $1,658 in 2007 due to increased sales.

     Selling, General and Administrative Expenses. Our selling, general and administrative expenses were $43,446 in 2008, compared to $16,064 in 2007, due to increased legal and accounting expenses.

     No income tax benefit has been reflected in either period as management has determined that it is not more likely than not that the net operating loss will be utilized in the future and, accordingly, the deferred tax asset of $14,376 as of December 31, 2008 has been fully reserved.

     Net Loss. As a result of foregoing, our net loss increased to ($45,416) or $(0.28) per share (basic and diluted) for the year ended December 31, 2008 as compared with a net loss of ($17,100) or ($0.17) per share (basic and diluted), for the year ended December 31, 2007.

     Inflation has not had a material impact on our sales or net loss during the years ended December 31, 2008 or December 31, 2007.

Off-Balance Sheet Arrangements

     We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.


Liquidity and Capital Resources

     Liquidity is a measure of our ability to meet potential cash requirements, including planned capital expenditures. At December 31, 2008, we had working capital of $41,550 compared to working capital of $78,058 at December 31, 2007. This decrease results from our net loss for the year ended December 31, 2008.


     We raised gross proceeds of $62,000 from the sale of shares of common stock in December, 2007. A portion was used to pay legal fees and the balance has been and will be used for working capital purposes.

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

ITEM 7A  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     Please see the Financial Statements, including the Notes thereto, appended to the end of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A(T).  CONTROLS AND PROCEDURES

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

     Our Chief Executive Officer ("CEO"), who is also our Chief Financial Officer, is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

     Internal controls over financial reporting is promulgated under the Exchange Act as a process designed by, or under the supervision of, our CEO and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

- Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

- Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

- Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition or disposition of our assets that could have a material effect on the financial statements.

     Readers are cautioned that internal controls over financial reporting, no matter how well designed, have inherent limitations and may not prevent or detect misstatements. Therefore, even effective internal controls over financial reporting can only provide reasonable assurance with respect to the financial statement preparation and presentation.

     Our management, with the participation of the CEO, evaluated the effectiveness of the Company's internal controls over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway
Commission (COSO) in Internal Control - Integrated Framework. Based on this evaluation, our management, with the participation of the CEO (who is also our Chief Financial Officer), concluded that, as of December 31, 2008, our internal controls over financial reporting were effective.

     CHANGES IN INTERNAL CONTORL OVER FINANCIAL REPORTING.

     Further, there were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act that occurred during the Company's last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

     DISCLOSURE CONTROLS AND PROCEDURES.

     Our management, under the supervision and with the participation of our CEO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Report.

     Disclosure controls and procedures reporting as promulgated under the Exchange Act is defined as controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (the "SEC") rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our CEO has concluded that these controls and procedures were effective in providing reasonable assurance that information requiring disclosure is recorded, processed, summarized and reported within the timeframe specified by the SEC's rules and forms as such term is defined in Rule 13a-15(e).

     This Report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting. The disclosure contained under this Item 9A(T) was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only the disclosure under this Item 9A(T) in this Report.


ITEM 9B.  OTHER INFORMATION

         None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

     The following table sets forth certain information with respect to our directors and executive officers.

NAME            AGE    POSITION
__________________________________________________________
Alyssa Cohen     43    President, Chief Financial Officer,
                       Secretary and Director


     Ms. Cohen, 43, has over 20 years of marketing, sales and advertising experience. Since 1996 and until the founding of the Company, Ms. Cohen worked part-time designing and selling her own line of customized gourmet candy and chocolate gift baskets. From 1991 to 1996 she worked as a Print Production Manager at GHBM Advertising, a pharmaceutical advertising company. From 1989 to 1991 Ms. Cohen worked at Chapman Direct, a direct marketing advertising firm, where she was an Assistant Print Production Manager. She worked as an Event Planner at Direct Marketing Association from 1987 to 1989. Ms. Cohen has a B.A. degree in Sociology and Business from the State University of New York at Albany.

     All directors hold office until the next annual meeting of stockholders and until their successors have been elected and qualified. The Board of Directors appoints officers as necessary.

     There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of the Company during the past five years.

Committees Of The Board

     The Company and the Board of Directors have no separate committees. The Company has no qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert.

     We expect that at such time as the business grows we will formulate appropriate committees of the board.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Such executive officers, directors and stockholders have furnished to us copies of such reports. To our knowledge, based solely upon the review of the copies of such reports forwarded to us, we believe that all our directors, officers and greater than 10% stockholders have complied with applicable Section 16(a) reporting requirements in a timely manner.

Code Of Ethics

     We have not adopted a code of ethics. Though we do intend to adopt a Code of Ethics if we are successful in implementing our business plan, our management currently believes that, due to the fact that we only have one part-time employee such a Code of Ethics is unnecessary at this time.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation

     Pursuant to an amended employment agreement dated as of June 16, 2008 between Ms. Cohen and us (the "Employment Agreement"), Ms. Cohen is paid (i) fifty (50%) percent of our "gross margin", as defined in the Employment Agreement, less (ii) any commissions or finder's fees paid by us or any compensation paid by us to any of our sales employees or independent contractors. During the years ended December 31, 2008 and December 31, 2007, respectively, Ms. Cohen earned $3,005 and $2,200, respectively under her Employment Agreement. In addition, in the event Ms. Cohen first identifies an acquisition or merger candidate for us, we will pay her a bonus upon the closing of the acquisition or merger.

Compensation Plans

     We do not have any stock option or compensation plan and have never issued any stock-based compensation. No stock options or restricted stock grants have been issued through the date of this Form 10-K.


Compensation Of Directors

     Directors do not receive any direct or indirect compensation for serving in such capacity. We will reimburse directors for all reasonable costs and expenses incurred in connection with attending or participating in meetings of the Board.

Employment Agreements

     Other than the Employment Agreement with Ms. Cohen, we are not party to any employment agreements with management.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS


     The following table sets forth information as of March 30, 2009, regarding the beneficial ownership of common stock by (1) each of our directors and officers; (2) each person or group known by us to beneficially own 5% or more of the outstanding shares of common stock; and (3) all of our executive officers and directors as a group. Unless otherwise noted, the persons named below have sole voting and investment power with respect to the shares shown as beneficially owned by them.


NAME AND ADDRESS                AMOUNT OF                         PERCENTAGE OF
OF BENEFICIAL OWNER        BENEFICIAL OWNERSHIP                    OUTSTANDING
                                                                SHARES OWNED (1)
-------------------------  ---------------------               ----------------
Alyssa Cohen                  50,000 shares                         30.7%
130 Shore Road, Suite 238
Port Washington, New York  11050

All officers and directors
as a group (1 person)         50,000 shares                         30.7%

     -----------

(1)  Based on a total of 163,000 shares outstanding as of March 30, 2009.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS' INDEPENDENCE

     We use office and manufacturing space provided to us by our President, Alyssa Cohen at no cost to us. The amount of office and manufacturing space we use is insignificant.


ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES

     Raich Ende Malter & Co. LLP ("Raich Ende") is the Company's independent registered public accounting firm.

     The following table sets forth fees billed to us during the fiscal years ended December 31, 2008 and 2007 by Raich Ende:

                                  December 31, 2008         December 31, 2007
                                   -----------------       ----------------
(i)      Audit Fees                $24,500                     $     0
(ii)     Audit Related Fees        $     0                     $     0
(iii)    Tax Fees                  $     0                     $     0
(iv)     All Other Fees            $     0                     $     0


     Audit Fees. Consists of fees billed for professional services rendered for the audit of the Company's financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by our auditors in connection with statutory and regulatory filings or engagements. Audit fees billed to the Company during the fiscal year ended December 31, 2008 include (i) $14,000 billed in connection with the audits contained in and review of the Company's Form S-1 filed in 2008, and (ii) $10,500 billed in connection with the review of the Company's quarterly reports on Form 10Q. There were no audit fees billed to the Company during the fiscal year ended December 31, 2007.

     Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees." There were no such services provided in fiscal 2008 or 2007.

     Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice, tax planning and tax return preparation. There were no such services provided in fiscal 2008 or 2007.

     All Other Fees. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2008 or 2007.

     Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

     The Company's policy is that our auditor performs its services independently and with the highest integrity and professionalism. There is no formal written policy. Any engagement of our outside auditor must be consistent with principles determined by the SEC, namely, that the independent auditor cannot audit its own work, perform management functions or act as an advocate for the client.

Board of Directors Pre-Approval Policies and Procedures

     The Board of Directors, in the absence of an Audit Committee, pre-approves all services, including both audit and non-audit services, provided by our independent accountants. For audit services, each year the independent registered public accounting firm provides the Board with an engagement letter outlining the scope of the audit services proposed to be performed during the year, which must be formally accepted by the Board before the audit commences. The independent registered public accounting firm also submits an audit services fee proposal, which also must be approved by the Board before the audit commences.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

DESCRIPTION OF EXHIBITS

         (a) Financial Statements see Index to Financial Statements on page F-1 of this Annual Report.

         (b)  Exhibits See Exhibit Index.

EXHIBIT NO.
----------
3.1      Certificate of Incorporation of Chocolate Candy Creations, Inc.*
3.2      Bylaws of Chocolate Candy Creations, Inc.*
4.1      Form of Warrant issued to warrantholders*
10.3 Amended Employment Agreement between Chocolate Candy Creations, Inc. and Alyssa Cohen**
31.1 Certification of Chief Executive and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


     * Filed as an exhibit to the Company's  registration statement on Form S-1,
File  No.  333-150306,   which  was  declared  effective  on  May  5,  2008  and
incorporated herein by reference.

     ** Filed as an Exhibit to the Company's Form 10-Q for the quarter ended March 31, 2008.

                               SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  March 30, 2009
                          CHOCOLATE CANDY CREATIONS, INC.

                      /s/ Alyssa Cohen
                     ___________________
                          Alyssa Cohen
                          Chief Executive Officer and Chief Financial Officer
                         (Principal Executive, Financial and Accounting Officer)


     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature      Title                                       Date

/s/ Alyssa Cohen   Chief Executive Officer,
_________________  Chief Financial Officer and Director        March 30, 2009
    Alyssa Cohen

EXHIBIT 31.1
              CERTIFICATION

I, Alyssa Cohen, certify that:

     1. I have reviewed this annual report on Form 10-K of Chocolate Candy Creations, Inc.;


     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Chocolate Candy Creations, Inc. as of and for, the periods presented in this annual report;

     4. Chocolate Candy Creations, Inc.'s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for Chocolate Candy Creations, Inc. and have:


     a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to Chocolate Candy Creations, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


     b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     c. Evaluated the effectiveness of Chocolate Candy Creations, Inc.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this annual report based on such evaluation; and

     d. Disclosed in this report any change in Chocolate Candy Creations, Inc. internal control over financial reporting that occurred during its most recent fiscal quarter (Chocolate Candy Creations, Inc.'s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, Chocolate Candy Creations, Inc.'s internal control over financial reporting.

     5. Chocolate Candy Creations, Inc.'s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Chocolate Candy Creations, Inc.'s auditors and the audit committee of Chocolate Candy Creations, Inc.'s board of directors (or persons performing the equivalent functions):

     a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are likely to adversely affect Chocolate Candy Creations, Inc.'s ability to record, process, summarize and report financial information, and

     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in Chocolate Candy Creations, Inc.'s internal control over financial reporting.


Date: March 30, 2009


/s/ Alyssa Cohen
___________________
    Alyssa Cohen
    Chief Executive Officer and Chief Financial Officer

EXHIBIT 32.1

                       CHOCOLATE CANDY CREATIONS, INC.

          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of Chocolate Candy Creations, Inc. (the "Company") on Form 10-K for the year ending December 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alyssa Cohen, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. To my knowledge, the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company as of the period covered by the Report.

/s/  Alyssa Cohen
__________________
     Alyssa Cohen
     Chief Executive Officer and Chief Financial Officer

March 30, 2009

INDEX TO FINANCIAL STATEMENTS

                                                                   Page

Report of Independent Registered Public Accounting Firm             F-1

Balance Sheets as of December 31, 2008 and December 31, 2007        F-2

Statements of Operations for the Years ended December
31, 2008 and December 31, 2007                                      F-3

Statements of Changes in  Stockholders'  Equity for
the Years ended December 31, 2008 and December 31, 2007             F-4

Statements  of Cash  Flows for the  Years ended December            F-5
31, 2008 and December 31, 2007

Notes to Financial Statements                                       F-6

CHOCOLATE CANDY CREATIONS, INC.


   REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Chocolate Candy Creations, Inc.
Port Washington, New York

     We have audited the accompanying balance sheets of Chocolate Candy Creations, Inc. as of December 31, 2008 and 2007, and the related statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2008 and December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


     We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing auditing procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chocolate Candy Creations, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years ended December 31, 2008 and December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.





/s/ Raich Ende Malter & Co. LLP
_________________________________
    Raich Ende Malter & Co. LLP
    New York, New York
    March 30, 2009

                          Chocolate Candy Creations, Inc.
                                 Balance Sheets


                                                     As of December 31,
                                                   ----------------------

                                                2008                  2007
                                            -------------        -------------

ASSETS

Current Assets

   Cash                                         $ 47,440         $ 76,785
   Inventory                                       1,616            2,964
   Prepaid Expenses                                  463            1,500
                                            ----------------   ---------------

Total Current Assets                              49,519           81,249
                                            ----------------   ---------------


LONG TERM ASSETS:
 Equipment                                        44,536           44,536
 Less: Accumulated Depreciation                  (15,589)          (6,681)
                                             ---------------    ---------------


Equipment net of accumulated Depreciation         28,947            37,855
                                             ---------------    ---------------

Total Assets                                    $ 78,466          $119,104
                                            ================   ================



LIABILITIES AND STOCKHOLDERS' EQUITY:
  Current liabilities
    Accrued liabilities                         $  7,969          $  3,191
                                            ----------------  -----------------


Stockholders Equity:
 Preferred Stock, $0.0001 par value;
 authorized 1,000,000 shares;                        --               --
 issued none                                ---------------  ------------------

Common Stock, $0.001 par value; authorized
4,000,000 shares; issued and outstanding,
163,000 shares as of December 31, 2008
and as of December 31, 2007                          16                 16

Additional paid-in capital                      132,984            132,984

 ACCUMULATED DEFICIT                            (62,503)           (17,087)
                                             ----------------    -------------

 Total stockholder's equity                      70,497            115,913
                                             ----------------    -------------

 Total liabilities and stockholders' equity     $78,466           $119,104
                                             ================    ==============





                THE ACCOMPANYING NOTES ARE AN INTEGRAL
                  PART OF THESE FINANCIAL STATEMENTS

                      Chocolate Candy Creations, Inc.
                        Statements of Operations


                                 For the Year Ended          For the Year Ended
                                  December 31, 2008           December 31, 2007
                              ------------------------        -----------------


Sales                                $     8,351                 $   6,623
                                     -----------------         ----------------
Raw Materials Cost                         2,326                     1,658

General & Administrative Expenses         43,446                    16,064

Depreciation                               8,908                     6,681
                                     -----------------         ----------------

Total Costs and Expenses                  54,680                    24,403
                                     -----------------         ----------------
Operating (Loss)                         (46,329)                  (17,780)

Other Income                                 913                       680
                                     -----------------         ----------------

Net (Loss)                           $   (45,416)                $ (17,100)
                                     -----------------         ----------------
                                     -----------------         ----------------

Loss per common share
Basic and Diluted                    $      (0.28)                 $  (0.17)
                                     -----------------         ----------------
                                     -----------------         ----------------

Weighted average number of common
shares outstanding-basic and diluted      163,000                   101,679
                                      ----------------         ----------------
                                      ----------------         ----------------


                THE ACCOMPANYING NOTES ARE AN INTEGRAL
                  PART OF THESE FINANCIAL STATEMENTS

                          Chocolate Candy Creations, Inc.
               Statements of Changes in Stockholders' Equity



                                                                            RETAINED
                                                           ADDITIONAL        EARNINGS          TOTAL
                     PREFERRED         COMMON              PAID-IN       (ACCUMULATED    STOCKHOLDERS'
                      STOCK            STOCK               CAPITAL          DEFICIT)        EQUITY
                     --------          -------              -----------      ----------    -----------
                   Shares Amount      Shares Amount
                   ------ -----       -----  -----

BALANCE-
January 1, 2007       -   $-         101,000 $10           $70,990         $    13        $71,013

ISSUANCE OF
COMMON STOCK                          62,000   6            61,994                         62,000

NET (LOSS)                                                                 (17,100)       (17,100)
                     ------------------------------------------------------------------------------------
BALANCE
December 31, 2007     -  -$-      163,000     16           132,984         (17,087)       115,913


NET (LOSS)                                                                 (45,416)       (45,416)
                     ------------------------------------------------------------------------------------

BALANCE -             -  -$-     163,000    $16           $132,984        $(62,503)       $ 70,497
DECEMBER 31, 2008    --- ---     --------  -----          ---------       ---------       ----------
                     --- ---     --------  -----          ---------       ---------       ----------









                THE ACCOMPANYING NOTES ARE AN INTEGRAL
                  PART OF THESE FINANCIAL STATEMENTS

                        Chocolate Candy Creations, Inc.
                        Statements of Cash Flows


                                    For the Year Ended       For the Year Ended,
                                    December 31, 2008        December 31, 2007
                                   ------------------         -----------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (LOSS)                           $(45,416)                $(17,100)
 Adjustments to reconcile net loss
 to net cash (used in) provided by
 operating activities:
 Changes in asset and liability balances:
Depreciation                                   8,908                    6,681
Inventory                                      1,348                   (2,964)
Prepaid Expenses                               1,037                   (1,500)
Accrued Liabilities                            4,778                    3,117
                                         ---------------         --------------
NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES                         (29,345)                 (11,766)
                                         ---------------         --------------
CASH FLOWS FROM
FINANCING ACTIVITIES:

Proceeds from issuance of                          0                   62,000
common stock and warrants               ---------------          --------------

NET CASH PROVIDED BY                               0                   62,000
FINANCING ACTIVITIES                    --------------          ---------------

NET INCREASE IN CASH                         (29,345)                  50,234



CASH - beginning of period                    76,785                   26,551
                                        ----------------         --------------

CASH - end of period                        $ 47,440              $    76,785
                                        ----------------         --------------
                                        ----------------         --------------




                THE ACCOMPANYING NOTES ARE AN INTEGRAL
                  PART OF THESE FINANCIAL STATEMENTS

                        CHOCOLATE CANDY CREATIONS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 2008





NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Chocolate Candy Creations, Inc. (the "Company") was organized under the laws of the State of Delaware on November 1, 2006 to manufacture and sell specialized chocolates, other candy, cookie and cake products. The Company conducts business under the name "Smiles on Chocolate." The Company began selling its products in 2007. The Company's customers are currently located in New York.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates made by management include the valuation of the deferred tax asset allowance and the depreciable life and residual value of its chocolate printing machine system.

Fair Value of Financial Instruments

     In September, 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS No. 157 was effective for our Company on January 1, 2008. However, in February 2008, the FASB released FASB Staff Position (FSP FAS 157-2
- Effective Date of FASB Statement No. 157), which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 for our financial assets and liabilities did not have a material impact on our financial statements. We do not believe the adoption of SFAS No. 157 for our non-financial assets and liabilities, effective January 1, 2009, will have a material impact on our financial statements.

     On January 1, 2008 the Company adopted Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Liabilities" ("FAS 159"). There was no impact on the Company's financial position, results of operations or cash flows at December 31, 2008 and for the year then ended as a result of the adoption of FAS 159.

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

Accounts Receivable

     We provide an allowance for doubtful accounts determined primarily through specific identification and evaluation of significant past due accounts, supplemented by an estimate applied to the remaining balance of past due accounts. As of December 31, 2008 and 2007, no allowance was deemed necessary.

Inventory

     Inventory primarily is stated at the lower of cost (first-in, first-out method) or market. Inventory consists of blank chocolate lollipops, other candy items, and packaging materials.

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

     On January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, "Accounting for Uncertainty in Income Taxes
- an interpretation of FASB Statement No. 109" (FIN 48). There was no impact on the Company's consolidated financial position, results of operations or cash flows at December 31, 2008 and 2007 and for the years then ended as a result of implementing FIN 48. At the adoption date of January 1, 2007 and at December 31, 2008 and 2007, the Company did not have any unrecognized tax benefits. The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of January 1, 2007 and December 31, 2008 and 2007, the Company had no accrued interest or penalties. The Company currently has no federal or state tax examination in progress nor has it had any federal or state tax examinations since its inception. All of its tax years are subject to federal and state tax examination.

Loss Per  Common  Share

     The Company has adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share, which modified the calculation of earnings per share ("EPS"). This statement replaced the previous presentation of primary and fully diluted EPS to basic and diluted EPS. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS includes the dilution of common stock equivalents, and is computed similarly to fully diluted EPS pursuant to Accounting Principles Board (APB) Opinion 15.

     Basic loss per common share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding. Stock warrants have not been included in the calculation of diluted loss per share, as the effect would have been antidilutive in 2008 and 2007. Accordingly, basic and dilutive loss per share are the same for the Company.

                                For the Year Ended      For the Year Ended
                                December 31, 2008       December 31, 2007
                               __________________       _________________
Loss Per Share
Basic and Diluted                 $(0.28)                 $(0.17)

Recent Accounting Pronouncements


     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not expect the adoption of SFAS No. 141R to have an effect on its financial statements.

     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, and amendment of ARB 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent's equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not expect the adoption of SFAS No. 160 to have an effect on its financial statements.

     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133. SFAS No. 161 gives financial statement users better information about the reporting entity's hedges by providing for qualitative disclosures about the objectives and strategies for using derivatives, quantative data about the fair value of and gains and losses on derivative contracts, and details for credit-risk-related contingent features in their hedged positions. The standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged, but not required. We do not anticipate the adoption of SFAS No. 161 will have a material effect on the Company's financial statements.

     Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements

NOTE B - PROPERTY, PLANT AND EQUIPMENT

     On April 1, 2007 the Company placed its chocolate printing machine system in service and began to depreciate it over a 60 month period on a straight line basis with no assumed residual value.

NOTE C - INCOME TAXES

     Deferred tax assets and liabilities are determined using enacted tax rates for the effects of net operating losses and temporary differences between the book and tax bases of assets and liabilities. Certain judgments are made relating to recoverability of deferred tax assets, uses of tax loss carry forwards, level of expected taxable income and available tax planning strategies. At December 31, 2008, the Company had net operating loss carryforwards of $62,503 available to reduce future taxable income expiring through 2028. Management has determined that it is more likely than not that the net operating loss carryforwards will not be realized in the future and, accordingly, the deferred tax asset of $14,376 has been fully reserved as of December 31, 2008. A reconciliation of the statutory income tax effective rate to the actual provision shown in the financial statements is as follows:

                                                For the Year Ended
                                        December 31, 2008    December 31, 2007
                                        _________________    _________________


(Loss) before income taxes               ($45,416)            ($17,100)
                                         ==========           ==========
Computed tax benefit at
    statutory rate:

Federal                                 ($15,441)    (34%)     ($5,814)   (34%)

State, Net of Federal
   Tax Effect                             (2,407)    (5.3%)       (906)   (5.3%)

Surtax Exemption                           7,300      16.1%      2,992    17.5%

Net Operating Loss
Valuation allowance                       10,648      23.2%      3,728    21.8%
                                         ---------  ------     -------  -------

Total Tax Benefit                         $  --       --%       $  --       --%
                                         =========  =======    ========  ======


NOTE D - CAPITAL TRANSACTIONS

     The Company is authorized to issue 4,000,000 shares of $0.0001 par value common stock.

     On November 1, 2006, the Company issued to its founders 91,000 shares of common stock and warrants to purchase 909,000 shares of common stock at $0.05 per share in exchange for a total of $1,000. On December 19, 2006, 5,000 shares of Common Stock and warrants to purchase 60,000 shares of common stock at $0.05 per share were sold for a total of $65,000. On December 20, 2006 the Company issued 5,000 shares of common stock as partial consideration for the purchase of its chocolate printing machine system, which shares were valued at $1.00 per share. The holders of the warrants have cashless exercise rights. These warrants are exercisable until November 6, 2016, provided that the warrants are not exercisable prior to November 6, 2009 unless there is a "Change in Control" (as defined in the warrants) in the Company, in which event the warrants will be exercisable at any time after seventy (70) days following such Change in Control and until November 6, 2016.

     On December 28, 2007, the Company completed a private placement of 62,000 shares of common stock at $1.00 per share.

     The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock with designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors of the Company. No shares have been issued.

     The following table summarizes information on all warrants issued by us for the periods ended December 31, 2008 and 2007.



                                  December 31, 2008         December 31, 2007
                                 ________________           _________________
                                      Weighted Average             Weighted Average
                              Number   Exercise Price     Number    Exercise Price
                             ______   _______________    _______   ________________


Outstanding, beginning
of the year                   969,000   $ 0.05           969,000       $0.05

Granted                          --         --              --            --
                             _______    ________       __________      ________

Outstanding, end of the year  969,000   $ 0.05           969,000       $0.05
                             ========   ========       ==========      ========

Exercisable, end of year           --   $  --                 --       $  --


                             ========   ========       ==========      ========





     The  numbers  and  weighted   average   exercise  prices  of  all  warrants
outstanding as of December 31, 2008 is as follows:


              Remaining Number     Weighted Average
Exercise      of Warrant Shares    Contractual Life     Weighted Average
  Price          Outstanding          (Years)           Exercise Price
__________    _______________      ________________     ________________

$0.05           969,000                   7.86             $0.05
               _________               ________          __________


                969,000                   7.86             $0.05
               ========                ========          ==========

NOTE E - RELATED PARTY TRANSACTIONS

     The Company utilizes office and manufacturing space provided by its president at no cost to the Company. The amount of such space utilized by the Company is considered insignificant.

NOTE F - CONCENTRATION OF RISKS

     In the years ended December 31, 2008 and December 31, 2007, respectively, the Company sold its products to approximately 160 and 145 customers, respectively. The following table highlights the Company's revenues from its top customers:

                     Year Ended          Year Ended
                   December 31, 2008   December 31, 2007
                   _________________   _________________
Customer A               14%                  --
Customer B               12%                  --
Customer C               --                   18%



     None of the Company's other customers accounted for more than 10% of the Company's sales in 2008 or 2007.

NOTE G - COMMITMENTS

     On November 6, 2006, the Company entered into a one year employment agreement which was amended on June 16, 2008 (the "Employment Agreement") with its president. Pursuant to the Employment Agreement, Ms. Cohen is paid (i) fifty (50%) percent of the Company's "gross margin", as defined in the Employment Agreement, less (ii) any commissions or finder's fees paid by the Company or any compensation paid by the Company to any of the Company's sales employees or independent contractors. Ms. Cohen earned $3,005 and $2,200 under her Employment Agreement in 2008 and 2007, respectively. At December 31, 2008 $867 remains outstanding and is included in accrued liabilities. In addition, in the event Ms. Cohen first identifies an acquisition or merger candidate for us, we will pay her a bonus upon the closing of the acquisition or merger.