Form 10-Q
period 2009-03-31
Chocolate Candy Creations, Inc.
filed 2009-05-14
CIK 1431938

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549
                       FORM 10-Q



(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2009

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

     [ X ] yes        [   ] no


    Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer" and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one) [ ] large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ X ] Smaller reporting company


  Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T
(232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

     [   ] yes        [   ] no

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

     [ X ] yes        [   ] no



     The number of shares outstanding of the issuer's class of Common Stock as of May 12, 2009 was 163,000.

                        CHOCOLATE CANDY CREATIONS, INC.

                                 FORM 10-Q

                       FOR THE QUARTER ENDED March 31, 2009


TABLE OF CONTENTS
                                                                        Page
                                                                      Numbers
PART I -FINANCIAL INFORMATION

Item 1  Condensed Financial Statements

       Balance Sheets
       as of March 31, 2009 (Unaudited)
       and December 31, 2008                                               3

       Statements of Operations for the three
       months ended March 31, 2009 and 2008 (Unaudited)                    4

       Statements of Cash Flows for the three
       months ended March 31, 2009 and 2008 (Unaudited)                    5

       Notes to Condensed Financial Statements (Unaudited)                 6

Item 2  - Management's Discussion and Analysis or Plan of Operation        9

Item 3  - Quantative and Qualitative Disclosures About Market Risk        12

Item 4T - Controls and Procedures                                         12

PART II OTHER INFORMATION

Item 1 - Legal Proceedings                                                12

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds      12

Item 3 - Defaults upon Senior Securities                                  12

Item 4 - Submission of Matters to a Vote of Security Holders              12

Item 5 - Other Information                                                12

Item 6 - Exhibits and Reports on Form 8-K                                 12

        Signatures                                                        14

                          CHOCOLATE CANDY CREATIONS, INC.
                                Balance Sheets

                                           As of
                                        March 31, 2009             As of
                                         (Unaudited)         December 31, 2008
                                        ------------------    -----------------
 ASSETS

CURRENT ASSETS

   CASH                                        $ 45,959            $ 47,440
   INVENTORY                                      1,408               1,616
   PREPAID EXPENSES                                  -0-                463
                                            ----------------   ---------------
TOTAL CURRENT ASSETS                             47,367              49,519
                                            ----------------   ---------------


PROPERTY ASSETS:

   EQUIPMENT                                    44,536               44,536
   LESS: ACCUMULATED DEPRECIATION              (17,816)             (15,589)
                                            ---------------    ---------------

   EQUIPMENT NET OF
   ACCUMULATED DEPRECIATION                     26,720               28,947
                                            ---------------    ---------------

        TOTAL ASSETS                          $ 74,087             $ 78,466
                                            ===============    ===============


 LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
    ACCRUED LIABILITIES                       $ 17,544            $   7,969
                                            ---------------    --------------

        TOTAL LIABILITIES                       17,544                7,969

 STOCKHOLDERS' EQUITY

 PREFERRED STOCK $0.0001 PAR VALUE,
 AUTHORIZED 1,000,000 SHARES, ISSUED-NONE           -0-                  -0-

 COMMON STOCK $0.0001 PAR VALUE,
 AUTHORIZED 4,000,000 SHARES,
 ISSUED & OUTSTANDING 163,000 SHARES
 AS OF March 31, 2009 AND                           16                   16
 AS OF December 31, 2008

 ADDITIONAL PAID IN CAPITAL                    132,984              132,984

 ACCUMULATED DEFICIT                           (76,457)             (62,503)
                                             ----------------    ------------

 TOTAL STOCKHOLDERS' EQUITY                     56,543               70,497
                                             ----------------    ------------

 TOTAL LIABILITIES AND STOCKHOLDERS'          $ 74,087             $ 78,466
 EQUITY                                      ================   =============





                THE ACCOMPANYING NOTES ARE AN INTEGRAL
              PART OF THESE CONDENSED FINANCIAL STATEMENTS

                        CHOCOLATE CANDY CREATIONS, INC.
                            Statements of Operations
                                  (Unaudited)


                                             For the Three Months Ended
                                            -----------------------------
                                         March 31, 2009      March 31, 2008
                                      ------------------   ------------------



SALES                                     $   1,304            $  2,534
                                           ---------           -----------

RAW MATERIALS COST                              373                 698

GENERAL AND ADMINISTRATIVE EXPENSES          12,684              20,017

DEPRECIATION                                  2,227               2,227
                                           ----------          ------------
TOTAL OPERATING EXPENSES                     15,284              22,244
                                           ----------          ------------


OPERATING (LOSS)                            (13,980)            (20,408)

OTHER INCOME                                     26                 425
                                           ----------         ------------
     NET (LOSS)                           $ (13,954)           $(19,983)
                                           ----------         ------------
                                           ----------         ------------

(LOSS) PER COMMON SHARE
BASIC AND DILUTED                         $   (0.09)           $  (0.12)
                                           ----------         ------------
                                           ----------         ------------

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES
OUTSTANDING BASIC AND DILUTED               163,000              163,000
                                          -----------         ------------
                                          -----------         ------------






                THE ACCOMPANYING NOTES ARE AN INTEGRAL
             PART OF THESE CONDENSED FINANCIAL STATEMENTS

                     CHOCOLATE CANDY CREATIONS, INC.
                         Statements of Cash Flow
                              (Unaudited)


                                                For The Three Months Ended
                                                --------------------------
                                           March 31, 2009       March 31, 2008
                                        ------------------    -----------------




CASH FLOWS FROM OPERATING ACTIVITIES

NET (LOSS)                                    $ (13,954)            $(19,983)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation                                      2,227                2,227
Changes in asset and liability balances:
Inventory                                           208                  614
Prepaid Expenses                                    463                1,500
Accrued Liabilities                               9,575               13,465
                                              --------------      -----------


NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                         $  (1,481)           $  (2,177)
                                              --------------      -----------


NET (DECREASE) INCREASE IN CASH               $  (1,481)           $  (2,177)
CASH - beginning of period                       47,440               76,785
                                              --------------     ------------

CASH - end of period                          $  45,959            $  74,608
                                              --------------    -------------



                THE ACCOMPANYING NOTES ARE AN INTEGRAL
             PART OF THESE CONDENSED FINANCIAL STATEMENTS

                          CHOCOLATE CANDY CREATIONS, INC.

                   Notes to Condensed Financial Statements

                                March 31, 2009

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

         Basis of Presentation

     The accompanying unaudited interim financial statements as of March 31, 2009, and for the three months ended March 31, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted for interim financial statements presentation and in accordance with the instructions to Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2009 and the results of operations for the three months ended March 31, 2009 and 2008 and cash flows for the three months ended March 31, 2009 and 2008. The results of operations for the three months ended March 31, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year. The December 31, 2008 information has been derived from the audited financial statements for the year ended December 31, 2008 included in the Company's Form 10-K for the year ended December 31, 2008. This information should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2008 included in the Company's Form 10-K. There have been no changes in significant accounting policies since December 31, 2008.

         Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates made by management include the valuation of the deferred tax asset allowance and the depreciable life and residual value of its property assets.

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

        Accounts Receivable

     We provide an allowance for doubtful accounts determined primarily through specific identification and evaluation of significant past due accounts, supplemented by an estimate applied to the remaining balance of past due accounts. As of March 31, 2009 and 2008, no allowance was deemed necessary.

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


       Income Taxes

     The Company follows the provisions of Statement of Financial Accounting Standards Board No. 109, "Accounting for Income Taxes," which requires the use of the liability method of accounting for income taxes. The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax basis of assets and liabilities and their reported amounts on the financial statements. The resulting deferred tax assets or liabilities are adjusted to reflect changes in tax laws as they occur. A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized. At March 31, 2009 and December 31, 2008, the Company had net operating loss carryforwards of $76,457 and $62,503 respectively, available to reduce future taxable income expiring through 2028. Management has determined that it is more likely than not that the net operating loss carrryforwards will not be realized in the future and, accordingly, the deferred tax asset of $18,702 and $14,376 has been fully reserved as of March 31, 2009 and December 31, 2008, respectively.

     On January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" (FIN 48). There was no impact on the Company's financial position, results of operations or cash flows at March 31, 2009 and for the three months then ended as a result of implementing FIN 48. At the adoption date of January 1, 2007 and at December 31, 2008 and March 31, 2009, the Company did not have any unrecognized tax benefits. The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of March 31, 2009 and December 31, 2008 the Company had no accrued interest or penalties. The Company currently has no federal or state tax examinations in progress nor has it had any federal or state tax examinations since its inception. All of its tax years are subject to federal and state tax examination.

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

      Fair Value of Financial Instruments

     On January 1, 2009, the Company adopted SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements.

     On January 1, 2008 the Company adopted Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Liabilities" ("FAS 159"). There was no impact on the Company's financial position, results of operations or cash flows at March 31, 2009 and for the three months then ended as a result of the adoption of FAS 159.

     The amounts at which current assets and current liabilities are presented approximate their fair value due to their short-term nature.

NOTE B - PROPERTY, PLANT AND EQUIPMENT

     On December 20, 2006 the Company purchased its chocolate printing machine system for a total of $44,536, of which $39,536 was paid in cash and the remaining $5,000 was paid by the issuance of 5,000 shares of the Company's common stock. On April 1, 2007 the Company placed its chocolate printing machine system in service and began to depreciate it over a 60 month period on a straight line basis with no assumed residual value. Depreciation charged to operations was $2,227 in each of the three months ended March 31, 2009 and March 31, 2008.

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

NOTE E - COMMITMENTS

Long-term Employment Agreement & Executive Compensation

     On November 6, 2006, the Company entered into a one year employment agreement which was amended on June 16, 2008 (the "Employment Agreement") with its president, which shall be extended from year to year after the initial term. Pursuant to the Employment Agreement, Ms. Cohen is paid (i) fifty (50%) percent of the Company's "gross margin", as defined in the Employment Agreement, less
(ii) any commissions or finder's fees paid by the Company or any compensation paid by the Company to any of the Company's sales employees or independent contractors. Ms. Cohen earned $458 and $918 under her Employment Agreement during the three months ended March 31, 2009 and 2008, respectively. At March 31, 2009, the entire $458 remains outstanding and is included in accrued liabilities. In addition, in the event Ms. Cohen first identifies an acquisition or merger candidate for us, we will pay her a bonus upon the closing of the acquisition or merger.

NOTE F - CONCENTRATION OF RISKS

     The Company's cash balances are maintained in a high quality bank checking account.


The following table highlights the Company's revenues from top customers:


             3 months ended       3 months ended
             March 31, 2009       March 31, 2008
           ------------------   ------------------

Customer A        22%                   1%
Customer B        22%                  --%
Customer C        19%                  --%
Customer D        18%                  --%
Customer E         7%                  --%
Customer F         6%                  --%
Customer G         6%                   3%
Customer H        --%                  37%
Customer I        --%                  23%
Customer J        --%                  17%
Customer K        --%                  10%
Customer L        --%                   5%



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

Results of Operations

The following table sets forth our statements of operations for the three months ended March 31, 2009 and March 31, 2008, respectively.

                                                           Three months ended   Three months ended
                                                             March 31, 2009       March 31, 2008
                                                           __________________   _________________

Sales                                                       $ 1,304               $  2,534

Raw materials cost                                              373                    698

Other income                                                     26                    425

General and administrative expenses                          12,684                 20,017

Depreciation                                                  2,227                  2,227

Income (loss) before income tax expense (benefit)           (13,954)               (19,983)

Income tax expense (benefit)                                     -0-                   -0-

Net Income (loss)                                          $(13,954)             $ (19,983)


Three months ended March 31, 2009 and March 31, 2008.

     Sales. Sales for the 2009 period were $1,304 as compared to $2,534 in the 2008 period due to fewer orders from customers in the 2009 period.


     Raw Materials Cost. Raw materials cost in the 2009 period was $373 compared to $698 in the 2008 period due to lower sales in the 2009 period. As a percent of sales, raw materials cost rose 1.1% in the current period over the three months ended March 31, 2008.


     Selling, General and Administrative Expenses. Our selling, general and administrative expenses were $12,684 in the 2009 period, compared to $20,017 in the 2008 period, due to decreased accounting costs.

     Net loss. As a result of foregoing, our net loss decreased to ($13,954) or ($0.09) per share (basic and diluted), for the three months ended March 31, 2009, as compared with a net loss of $(19,983) or $(0.12) per share (basic and dliuted), for the three months ended March 31, 2008.

     Inflation has not had a material impact on our sales or net loss during the three months ended March 31, 2009 or March 31, 2008.

     The Company does not believe that the current recession has or will have a material adverse effect on its business, although no assurances can be given with respect to the future impact of the recession.

LIQUIDITY AND CAPITAL RESOURCES

     Since our inception, we have funded our operations from the sale of common stock to our founders and in connection with the private placement which closed in December 2007 ("Private Placement") and from cash from operations. As of March 31, 2009, we had net working capital of $29,823 as compared to net working capital of $41,550 as of December 31, 2008 and $60,302 as of March 31, 2008. This decrease was due primarily to our loss from operations.

     We raised gross proceeds of $62,000 from the Private Placement. A portion was used to pay legal fees and the balance has been and will be used for working capital purposes.

     Management believes that based on current levels of operations and anticipated growth we have enough cash to meet our anticipated cash requirements for approximately the next 12 months.

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

     As of March 31, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer (who is also our Principal Financial Officer) of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Principal Executive Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

         None.

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

     b. Designed such internal control over financial reporting or caused such internal control over financial reporting to be designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

Date: May 14, 2009


/s/ Alyssa Cohen
    Alyssa Cohen
    Chief Executive Officer and Chief Financial Officer

EXHIBIT 32.1

                    CHOCOLATE CANDY CREATIONS, INC.

   CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
           SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Chocolate Candy Creations, Inc. (the "Company") on Form 10-Q for the period ending March 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Alyssa Cohen, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

May 14, 2009

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


Dated:  May 14, 2009