Form 10-K
period 2009-12-31
Chocolate Candy Creations, Inc.
filed 2010-03-18
CIK 1431938

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                  FORM 10-K

                                    (Mark One)

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009
                                     OR

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

Large Accelerated filer   [ ]       Non Accelerated filer      [ ]
Accelerated filer         [ ]       Smaller reporting company  [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-2 of the Exchange Act Yes [X] No [ ]


     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's more recently completed second fiscal quarter $144,075.

     State the number of shares outstanding of each of the issuer's classes of common equity: As of March 15, 2010, 163,000 shares of common stock, par value $0.0001 per share, were outstanding.

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

Part I

Item 1. BUSINESS
     Chocolate Candy Creations, Inc. ("we"; "us"; or the "Company") was formed on November 1, 2006 to manufacture and sell specialized chocolate, other candy, cookie and cake products. For the years ended December 31, 2009 and December 31,
2008,  we  generated  $6,578  and  $8,351,   respectively,   of  revenue  from
operations, and had a loss of ($37,638) and $(45,416), respectively. Alyssa Cohen, our president and chief executive officer, is our only employee. We conduct business under the name "Smiles On Chocolate".

     We manufacture and sell specialty promotional chocolate, other candy, cookie and cake products on which color images are printed using a portable computer system (the "System") we purchased from its manufacturer, Chocolate Printing Company, Inc. ("CPC"). The System incorporates certain patented technologies and proprietary software owned by CPC and was purchased from CPC on April 1, 2007 for cash and shares of our common stock valued at $1.00 per share. We sell our products for consumption at events such as parties, weddings, business conferences, Bar and Bat Mitzvahs, and charity events. These customized products include specialized chocolate products such as lollipops, portraits, CD's, trading cards and business cards. The System is portable which allows us to produce and sell our products at "live" events such as parties and weddings.

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

     We have a limited operating history and limited revenues to date. We have no significant assets or financial resources. Since inception, we have had losses and they are likely to continue in the near future. No assurance can be given that we will be able to develop our business organically or through mergers or acquisitions.

     We need to obtain financing in order to continue our operations.

     On a prospective basis, we will require both short-term financing for operations and long-term capital to fund our expected growth. One of our shareholders has agreed to loan us up to a maximum of $25,000 at any time upon written request from us. Other than that agreement, we have no existing bank lines of credit and have not established any definitive sources for additional financing. Based on our current operating plan and the potential loan proceeds from one of our shareholders, we believe we have enough cash to meet our anticipated cash requirements for approximately 12 months. We will likely require additional funds if we want to fully implement our business plan and take advantage of evolving market conditions. Additional financing may not be available to us, or if available, then it may not be available upon terms and conditions acceptable to us. If adequate funds are not available, then we may be required to delay, reduce or eliminate product development or marketing programs. Our inability to take advantage of opportunities in the industry because of capital constraints may have a material adverse effect on our business and our prospects.

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

     Our competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential customers, employees and strategic partners. Further, our competitors may produce chocolate candy products that are equal or superior to our products or that achieve greater market acceptance than our products. Although we have nonexclusive rights to use certain patented technologies and software owned by CPC (the "Technologies") which are incorporated in the System, we do not have any exclusive rights to patented or other proprietary technology that would limit competitors from duplicating our product offerings. We must rely on the skills of our personnel and the quality of our service to our customers. Increased competition is likely to result in price reductions, reduced gross margins, additional marketing expenses and loss of market share, any of which would have a material adverse effect on our business, results of operations and financial condition. We cannot assure you that we will be able to compete successfully against existing or future competitors.

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

     To the extent that outstanding warrants are exercised, dilution to our stockholders may occur. Moreover, the terms upon which we will be able to obtain additional equity capital may be adversely affected, since the holders of the outstanding warrants can be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than the exercise terms provided by the outstanding warrants.

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

     Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting for the year ending December 31, 2009 and a report by our independent registered public accounting firm addressing these assessments for the year ending December 31, 2010. During the course of our testing, we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.


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

ITEM 2.  DESCRIPTION OF PROPERTIES

     We have no properties and at this time have no agreements to acquire any properties. We currently use office and manufacturing space provided to us by our management at no cost. The amount of office and manufacturing space utilized by us is considered insignificant. Management has agreed to continue this arrangement until such time as we require larger space. Management believes that office and manufacturing space will be available at reasonable rents when such space is needed.

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

                                                      High            Low
                                                      -----          -----
2008 Fourth Quarter (beginning October 24, 2008)      $1.50          $0.50



2009 First Quarter                                    no high or low bids quoted

2009 Second Quarter                                   $0.90              $0

2009 Third Quarter                                    $1.15              $0

2009 Fourth Quarter                                   $2.00              $0


 As of March 15, 2010, there were approximately 118 holders of record of our common stock.


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

Securities Authorized for Issuance Under Equity Compensation Plans

        None.

Recent Sales of Unregistered Securities

     The Company did not sell any equity securities that were not registered under the Securities Act during the year ended December 31, 2009.

     No repurchases of any equity securities were made by the Company during its fiscal year ended December 31, 2009.

Item 6. SELECTED FINANCIAL DATA

        Not applicable.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Overview

Chocolate Candy Creations, Inc.

     We were formed as a Delaware corporation on November 1, 2006 to manufacture and sell specialized chocolate, other candy, cookie and cake products. For the years ended December 31, 2009 and December 31, 2008, we generated $6,578 and $8,351, respectively of revenue from operations, and had net loss of $(37,638) and ($45,416), respectively. Alyssa Cohen, our president, and chief executive officer, is our only employee. We conduct business under the name "Smiles On Chocolate".

     We manufacture and sell specialty promotional chocolate, other candy, cookie and cake products on which color images are printed using a portable computer system (the "System") we purchased from its manufacturer, CPC for $44,536. The System incorporates certain patented technologies and proprietary software owned by CPC and was purchased from CPC in 2007 for cash of $39,536 and 5,000 shares of our common stock valued at $1.00 per share representing the difference between the cash paid and the purchase price of the System. We sell our products for consumption at events such as parties, weddings, business conferences, Bar and Bat Mitzvahs and charity events. These customized products include specialized chocolate products such as lollipops, portraits, CD's, trading cards and business cards.

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

Revenue Recognition

     We recognize revenue from the sales of our products when an order is completed and the product is shipped, at which time the price of the product is fixed or determinable and the probability of collection is reasonably assured, net of allowances, if any.

     Accounts receivable are recorded at their estimated realizable value. An allowance for doubtful accounts is estimated by us through evaluation of significant past due accounts. Accounts are deemed past due when payment has not been received within the stated time period. Our policy is to review individual past due amounts periodically and write off amounts for which all collection efforts are deemed to have been exhausted. As of December 31, 2009 and 2008, no allowance was deemed necessary.

Income Taxes

     We follow the provisions of Statement of Financial Accounting Standards Board Accounting for Income Taxes, which requires the use of the liability method of accounting for income taxes. The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax basis of assets and liabilities and their reported amounts on the financial statements. The resulting deferred assets or liabilities are adjusted to reflect changes in tax laws as they occur. A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized.

     On January 1, 2007, the Company adopted the pronouncement issued by Financial Accounting Standards Board ("FASB") with respect to Accounting for Uncertainty in Income Taxes, which clarified the accounting and disclosures for uncertain tax positions related to income taxes recognized in the financial statements and addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities based on the technical merits of the tax position.


     As of December 31, 2009 and 2008, the Company did not have any unrecognized tax benefits. The Company's policy is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2009 and 2008, the Company had no accrued interest or penalties. The Company currently has no federal or state tax examinations in progress nor has it had any federal or state tax examinations since its inception. In accordance with these statutes, all of its tax years are subject to federal and state tax examination.

Recent Accounting Pronouncements

     In June 2009, the Financial Accounting Standards Board ("FASB") issued the FASB Accounting Standards Codification (Codification") as the single source of authoritative non-governmental U.S. GAAP which was launched on July 1, 2009. The Codification is a new structure which takes accounting pronouncements and organizes them by approximately ninety accounting topics. The Codification is now the single source of authorative U.S. GAAP. All guidance included in the Codification is now considered authoritative, even guidance that comes from what is currently deemed to be a non-authoritative section of a standard. Upon the Codification's effective date, all non-grandfathered, non-SEC accounting literature not included in the Codification has become non-authoritative. The Codification's effective date for interim and annual periods was September 15, 2009. The Codification is for disclosure only and has not impacted the Company's financial condition or results of operations. The Company has adopted the Codification, and reflects such adoption throughout this filing.

     Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Results of Operations

     The following table sets forth our statements of operations for the years ended December 31, 2009 and December 31, 2008:

                                   Year Ended               Year Ended
                                  December 31, 2009       December 31, 2008
                                  _________________       _________________

Sales                               $  6,578                  $  8,351
Raw Materials Cost                     1,609                     2,326
Other income                              68                       913
Selling, general and
 administrative costs                 33,767                    43,446
Depreciation                           8,908                     8,908
                                    ----------                ----------
(Loss) before income
  tax benefit                        (37,638)                  (45,416)
Income tax benefit                        -0-                       -0-
                                    ----------                ----------
Net (Loss)                          ($37,638)                 ($45,416)
                                    ----------                ----------
                                    ----------                ----------


     Sales. Sales for 2009 decreased $1,773 (21.2%) over 2008. The decrease in revenue is attributable to the fact that the Company had fewer orders from customers in 2009 than 2008.

     Raw Materials Cost. Raw materials costs were $1,609 in 2009 as compared to $2,326 in 2008 due to decreased sales.

     Selling, General and Administrative Expenses. Our selling, general and administrative expenses were $33,767 in 2009, compared to $43,446 in 2008, due to (i) lower accounting and compensation expenses and (ii) no costs in 2009 associated with printing costs.

     No income tax benefit has been reflected in either period as management has determined that it is not more likely than not that the net operating loss will be utilized in the future and, accordingly, the deferred tax asset of $27,585 as of December 31, 2009 has been fully reserved.

     Net Loss. As a result of foregoing, our net loss decreased to ($37,638) or $(0.23) per share (basic and diluted) for the year ended December 31, 2009 as compared with a net loss of ($45,416) or ($0.28) per share (basic and diluted), for the year ended December 31, 2008.

     Inflation has not had a material impact on our sales or net loss during the years ended December 31, 2009 or December 31, 2008.

Off-Balance Sheet Arrangements

     We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Liquidity and Capital Resources

     Liquidity is a measure of our ability to meet potential cash requirements, including planned capital expenditures. At December 31, 2009, we had working capital of $12,820 compared to working capital of $41,550 at December 31, 2008. This decrease results from our net loss for the year ended December 31, 2009.

     We raised gross proceeds of $62,000 from the sale of shares of common stock in December 2007. A portion was used to pay legal fees and the balance has been and will be used for working capital purposes.

     One of our shareholders has agreed to lend us from time to time, up to a maximum of $25,000 outstanding at any one time upon our written request to the shareholder ("Shareholder Agreement"). As of March 18, 2010 no funds have been borrowed pursuant to the Shareholder Agreement.

     Management believes that based on current levels of operations and the Shareholder Agreement and anticipated growth we have enough cash to meet our anticipated cash requirements for approximately the next 12 months.

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

     Our management, with the participation of the CEO, evaluated the effectiveness of the Company's internal controls over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway
Commission (COSO) in Internal Control - Integrated Framework. Based on this evaluation, our management, with the participation of the CEO (who is also our Chief Financial Officer), concluded that, as of December 31, 2009, our internal controls over financial reporting were effective.

     CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

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


ITEM 9B.  OTHER INFORMATION

         None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

     The following table sets forth certain information with respect to our directors and executive officers.

NAME            AGE    POSITION
__________________________________________________________
Alyssa Cohen     44    President, Chief Financial Officer,
                       Secretary and Director


     Ms. Cohen, 44, has over 20 years of marketing, sales and advertising experience. Since 1996 and until the founding of the Company, Ms. Cohen worked part-time designing and selling her own line of customized gourmet candy and chocolate gift baskets. From 1991 to 1996 she worked as a Print Production Manager at GHBM Advertising, a pharmaceutical advertising company. From 1989 to 1991 Ms. Cohen worked at Chapman Direct, a direct marketing advertising firm, where she was an Assistant Print Production Manager. She worked as an Event Planner at Direct Marketing Association from 1987 to 1989. Ms. Cohen has a B.A. degree in Sociology and Business from the State University of New York at Albany.

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

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation

Summary Compensation Table

     The following Summary Compensation Table sets for the total compensation paid or accrued for the fiscal year ended December 31, 2009 and 2008 for Alyssa Cohen, our chief executive officer. Other than our Ms. Cohen, we have no other officers.

                                                                          Non-
Name                                                                    Qualified
and                                                     Non-Equity      Deferred
Principal                            Stock    Option   Incentive Plan  Compensation     All Other
Position      Year   Salary  Bonus   Awards   Awards    Compensation     Earning       Compensation   Total
________      ____   ______  ____    _____    ______   ____________    ____________   _____________  _______

Alyssa Cohen  2009  $ 2,472    0       0        0           0              0               0         $ 2,472
Chief         2008  $ 3,005    0       0        0           0              0               0         $ 3,005
Executive
Officer



     Pursuant to an amended employment agreement dated as of June 16, 2008 between Ms. Cohen and us (the "Employment Agreement"), Ms. Cohen is paid (i) fifty (50%) percent of our "gross margin", as defined in the Employment Agreement, less (ii) any commissions or finder's fees paid by us or any compensation paid by us to any of our sales employees or independent contractors. During the years ended December 31, 2009 and December 31, 2008, respectively, Ms. Cohen earned $2,472 and $3,005, respectively under her Employment Agreement. In addition, in the event Ms. Cohen first identifies an acquisition or merger candidate for us, we will pay her a bonus upon the closing of the acquisition or merger.

Compensation Plans

     We do not have any stock option or compensation plans and have never issued any stock-based compensation. No stock options or restricted stock grants have been issued through the date of this Form 10-K.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS


     The following table sets forth information as of March 15, 2010, regarding the beneficial ownership of common stock by (1) each of our directors and officers; (2) each person or group known by us to beneficially own 5% or more of the outstanding shares of common stock; and (3) all of our executive officers and directors as a group. Unless otherwise noted, the persons named below have sole voting and investment power with respect to the shares shown as beneficially owned by them.


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

     -----------

(1)  Based on a total of 163,000 shares outstanding as of March 15, 2010.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS' INDEPENDENCE

     We use office and manufacturing space provided to us by our President, Alyssa Cohen at no cost to us. The amount of office and manufacturing space we use is insignificant.


ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES

     Raich Ende Malter & Co. LLP ("Raich Ende") is the Company's independent registered public accounting firm.

     The following table sets forth fees billed to us during the fiscal years ended December 31, 2009 and 2008 by Raich Ende:

                                  December 31, 2009         December 31, 2008
                                   -----------------       ----------------
(i)      Audit Fees                $17,500                     $24,500
(ii)     Audit Related Fees        $     0                     $     0
(iii)    Tax Fees                  $     0                     $     0
(iv)     All Other Fees            $     0                     $     0


     Audit Fees. Consists of fees billed for professional services rendered for the audit of the Company's financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by our auditors in connection with statutory and regulatory filings or engagements. Audit fees billed to the Company during the year ended December 31, 2009 include (i) $10,000 billed in connection with the audits contained in and review of the Company's annual report on Form 10-K and Post-Effective Amendment to Form S-1 filed in 2009 and (ii) $7,500 billed in connection with the review of the Company's quarterly reports on Form 10-Q. Audit fees billed to the Company during the fiscal year ended December 31, 2008 include (i) $14,000 billed in connection with the audits contained in and review of the Company's Form S-1 filed in 2008, and (ii) $10,500 billed in connection with the review of the Company's quarterly reports on Form 10Q.

     Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees." There were no such services provided in fiscal 2009 or 2008.

     Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice, tax planning and tax return preparation. There were no such services provided in fiscal 2009 or 2008.

     All Other Fees. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2009 or 2008.

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

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

DESCRIPTION OF EXHIBITS

         (a) Financial Statements see Index to Financial Statements on page F-1 of this Annual Report.

         (b)  Exhibits See Exhibit Index.

EXHIBIT NO.
----------
3.1      Certificate of Incorporation of Chocolate Candy Creations, Inc.*
3.2      Bylaws of Chocolate Candy Creations, Inc.*
4.1      Form of Warrant issued to warrantholders*
10.2     Loan Agreement between Chocolate Candy Creations, Inc. and
         Venturetek, LP**
10.3 Amended Employment Agreement between Chocolate Candy Creations, Inc. and Alyssa Cohen***
31.1 Certification of Chief Executive and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


     * Filed as an exhibit to the Company's  registration statement on Form S-1,
File  No.  333-150306,   which  was  declared  effective  on  May  5,  2008  and
incorporated herein by reference.

    ** Filed herewith

   *** Filed as an Exhibit to the Company's Form 10-Q for the quarter ended March 31, 2008.

                               SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 18, 2010

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

    Signature      Title                                       Date

/s/ Alyssa Cohen   Chief Executive Officer,
_________________  Chief Financial Officer and Director        March 18, 2010
    Alyssa Cohen

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


Date: March 18, 2010


/s/ Alyssa Cohen
___________________
    Alyssa Cohen
    Chief Executive Officer and Chief Financial Officer

EXHIBIT 32.1

                       CHOCOLATE CANDY CREATIONS, INC.

          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of Chocolate Candy Creations, Inc. (the "Company") on Form 10-K for the year ending December 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alyssa Cohen, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

March 18, 2010

INDEX TO FINANCIAL STATEMENTS

                                                                   Page

Report of Independent Registered Public Accounting Firm             F-1

Balance Sheets as of December 31, 2009 and December 31, 2008        F-2

Statements of Operations for the Years ended December
31, 2009 and December 31, 2008                                      F-3

Statements of Changes in  Stockholders'  Equity for
the Years ended December 31, 2009 and December 31, 2008             F-4

Statements  of Cash  Flows for the  Years ended December            F-5
31, 2009 and December 31, 2008

Notes to Financial Statements                                       F-6

CHOCOLATE CANDY CREATIONS, INC.


   REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Chocolate Candy Creations, Inc.
Port Washington, New York

     We have audited the accompanying balance sheets of Chocolate Candy Creations, Inc. as of December 31, 2009 and 2008, and the related statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2009 and December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chocolate Candy Creations, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years ended December 31, 2009 and December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.





/s/ Raich Ende Malter & Co. LLP
_________________________________
    Raich Ende Malter & Co. LLP
    New York, New York
    March 18, 2010

                          Chocolate Candy Creations, Inc.
                                 Balance Sheets


                                                     As of December 31,
                                                   ----------------------

                                                2009                  2008
                                            -------------        -------------

ASSETS

Current Assets

   Cash                                         $ 18,649         $ 47,440
   Inventory                                         725            1,616
   Prepaid Expenses                                    0              463
                                            ----------------   ---------------

Total Current Assets                              19,374           49,519
                                            ----------------   ---------------


LONG TERM ASSETS:
 Equipment                                        44,536           44,536
 Less: Accumulated Depreciation                  (24,497)         (15,589)
                                             ---------------    ---------------


Equipment net of accumulated Depreciation         20,039            28,947
                                             ---------------    ---------------

Total Assets                                    $ 39,413          $ 78,466
                                            ================   ================



LIABILITIES AND STOCKHOLDERS' EQUITY:
  Current liabilities
    Accrued liabilities                         $  6,554          $  7,969
                                            ----------------  -----------------


Stockholders Equity:
 Preferred Stock, $0.0001 par value;
 authorized 1,000,000 shares;                        --               --
 issued none                                ---------------  ------------------

Common Stock, $0.0001 par value; authorized
4,000,000 shares; issued and outstanding,
163,000 shares as of December 31, 2009
and as of December 31, 2008                          16                 16

Additional paid-in capital                      132,984            132,984

 ACCUMULATED DEFICIT                           (100,141)           (62,503)
                                             ----------------    -------------

 Total stockholder's equity                      32,859             70,497
                                             ----------------    -------------

 Total liabilities and stockholders' equity     $39,413           $ 78,466
                                             ================    ==============





                THE ACCOMPANYING NOTES ARE AN INTEGRAL
                  PART OF THESE FINANCIAL STATEMENTS

                      Chocolate Candy Creations, Inc.
                        Statements of Operations


                                 For the Year Ended          For the Year Ended
                                  December 31, 2009           December 31, 2008
                              ------------------------        -----------------


Sales                                $     6,578                 $   8,351
                                     -----------------         ----------------
Raw Materials Cost                         1,609                     2,326

General & Administrative Expenses         33,767                    43,446

Depreciation                               8,908                     8,908
                                     -----------------         ----------------

Total Costs and Expenses                  44,284                    54,680
                                     -----------------         ----------------
Operating (Loss)                         (37,706)                  (46,329)

Other Income                                  68                       913
                                     -----------------         ----------------

Net (Loss)                           $   (37,638)                $ (45,416)
                                     -----------------         ----------------
                                     -----------------         ----------------

Loss per common share
Basic and Diluted                    $      (0.23)                 $  (0.28)
                                     -----------------         ----------------
                                     -----------------         ----------------

Weighted average number of common
shares outstanding-basic and diluted      163,000                   163,000
                                      ----------------         ----------------
                                      ----------------         ----------------


                THE ACCOMPANYING NOTES ARE AN INTEGRAL
                  PART OF THESE FINANCIAL STATEMENTS

                          Chocolate Candy Creations, Inc.
               Statements of Changes in Stockholders' Equity



                                                                            RETAINED
                                                           ADDITIONAL        EARNINGS          TOTAL
                     PREFERRED         COMMON              PAID-IN       (ACCUMULATED    STOCKHOLDERS'
                      STOCK            STOCK               CAPITAL          DEFICIT)        EQUITY
                     --------          -------              -----------      ----------    -----------
                   Shares Amount      Shares Amount
                   ------ -----       -----  -----

BALANCE-
January 1, 2008       -  -$-      163,000    $16          $132,984        $(17,087)      $115,913


NET (LOSS)                                                                 (45,416)       (45,416)
                     ----------------------------------------------------------------------------------


BALANCE-              -  ---     163,000     16            132,984         (62,503)         70,497
December 31, 2008    --- ---     --------  -----          ---------       ---------       ----------
                     ----------------------------------------------------------------------------------


NET (LOSS)                                                                 (37,638)        (37,638)


BALANCE-              -  -$-     163,000    $16           $132,984       $(100,141)       $ 32,859
December 31, 2009    --- ---     --------  -----          ---------       ---------       ----------
                     --- ---     --------  -----          ---------       ---------       ----------








                THE ACCOMPANYING NOTES ARE AN INTEGRAL
                  PART OF THESE FINANCIAL STATEMENTS

                        Chocolate Candy Creations, Inc.
                        Statements of Cash Flows

                                    For the Year Ended       For the Year Ended,
                                    December 31, 2009        December 31, 2008
                                   ------------------         -----------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (LOSS)                           $(37,638)                $(45,416)
 Adjustments to reconcile net loss
 to net cash (used in) provided by
 operating activities:
Depreciation                                   8,908                    8,908
 Changes in asset and liability balances:
Inventory                                        891                    1,348
Prepaid Expenses                                 463                    1,037
Accrued Liabilities                           (1,415)                   4,778
                                         ---------------         --------------
NET CASH (USED IN)
OPERATING ACTIVITIES                         (28,791)                 (29,345)
                                         ---------------         --------------

NET DECREASE IN CASH                         (28,791)                 (29,345)


CASH - beginning of period                    47,440                   76,785
                                        ----------------         --------------

CASH - end of period                        $ 18,649              $    47,440
                                        ----------------         --------------
                                        ----------------         --------------


SUPPLEMENTAL DISCLOSURES OF
CASH FLOWS INFORMATION:

Cash paid during the period for

Interest                                  $      -0-              $         -0-
                                        ----------------         --------------
                                        ----------------         --------------

Taxes                                     $      -0-              $         -0-
                                        ----------------         --------------
                                        ----------------         --------------


                THE ACCOMPANYING NOTES ARE AN INTEGRAL
                  PART OF THESE FINANCIAL STATEMENTS

                        CHOCOLATE CANDY CREATIONS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 2009





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

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates made by management include the valuation of the deferred tax asset allowance, the depreciable life and residual value of its chocolate printing machine system and the consideration of going concern issues. At December 31, 2009 the Company has approximately $13,000 in working capital which when combined with a stockholder's $25,000 loan commitment obtained on March 15, 2010, will be adequate to fund operations for the next twelve months.

Fair Value of Financial Instruments

     On January 1, 2008, the Company adopted the accounting pronouncements with respect to fair value measurements. The amounts at which current assets and current liabilities are presented approximate fair value due to their short-term nature.


Cash and Cash Equivalents

     Cash equivalents are comprised of certain highly liquid investments with maturity of three months or less when purchased. We maintain our cash in bank deposit accounts, which at times may exceed federally insured limits. We have not experienced any losses to date as a result of this policy.

Revenue Recognition

     The Company recognizes sales revenue from product orders when the order is completed and the product is shipped to the customer at which time the price is fixed and determinable and the probability of collection is reasonably assured, net of allowances, if any. Cash received from clients in advance of the completion of an order is recorded as a deposit.

Accounts Receivable

     We provide an allowance for doubtful accounts determined primarily through specific identification and evaluation of significant past due accounts, supplemented by an estimate applied to the remaining balance of past due accounts. As of December 31, 2009 and 2008, no allowance was deemed necessary.

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

Income Taxes

     The Company follows the provisions of the Financial Accounting Standards Board with respect to Accounting for Income Taxes which requires the use of the liability method of accounting for income taxes. The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax basis of assets and liabilities and their reported amounts on the financial statements. The resulting deferred tax assets or liabilities are adjusted to reflect changes in tax laws as they occur. A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized.

     On January 1, 2007, the Company adopted the pronouncement issued by Financial Accounting Standards Board ("FASB") with respect to Accounting for Uncertainty in Income Taxes, which clarified the accounting and disclosures for uncertain tax positions related to income taxes recognized in the financial statements and addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities based on the technical merits of the tax position. As of December 31, 2009 and 2008, the Company did not have any unrecognized tax benefits. The Company's policy is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2009 and 2008, the Company had no accrued interest or penalties. The Company currently has no federal or state tax examination in progress nor has it had any federal or state tax examinations since its inception. In accordance with statutes, all of its tax years are subject to federal and state tax examination.

Loss Per  Common  Share

     Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS includes the dilution of common stock equivalents, and is computed similarly to fully diluted EPS.

     Basic loss per common share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding. Stock warrants have not been included in the calculation of diluted loss per share, as the effect would have been antidilutive in 2009 and 2008. Accordingly, basic and dilutive loss per share are the same for the Company.

                                For the Year Ended      For the Year Ended
                                December 31, 2009       December 31, 2008
                               __________________       _________________
Loss Per Share
Basic and Diluted                 $(0.23)                  $(0.28)

Recent Accounting Pronouncements


     In June 2009, the Financial Accounting Standards Board ("FASB") issued the FASB Accounting Standards Codification (("Codification") as the single source of authoritative non-governmental U.S. GAAP which was launched on July 1, 2009. The Codification is a new structure which takes accounting pronouncements and organizes them by approximately ninety accounting topics. The Codification is now the single source of authorative U.S. GAAP. All guidance included in the Codification is now considered authoritative, even guidance that comes from what is currently deemed to be a non-authoritative section of a standard. Upon the Codification's effective date, all non-grandfathered, non-SEC accounting literature not included in the Codification has become non-authoritative. The Codification's effective date for interim and annual periods was September 15, 2009. The Codification is for disclosure only and has not impacted the Company's financial condition or results of operations. The Company has adopted the Codification, and reflects such adoption throughout this filing.



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

NOTE C - INCOME TAXES

     Deferred tax assets and liabilities are determined using enacted tax rates for the effects of net operating losses and temporary differences between the book and tax bases of assets and liabilities. Certain judgments are made relating to recoverability of deferred tax assets, uses of tax loss carry forwards, level of expected taxable income and available tax planning strategies. At December 31, 2009, the Company had net operating loss carryforwards of $100,141 available to reduce future taxable income expiring through 2029. Management has determined that it is more likely than not that the net operating loss carryforwards will not be realized in the future and, accordingly, the deferred tax asset of $27,585 has been fully reserved as of December 31, 2009. A reconciliation of the statutory income tax effective rate to the actual provision shown in the financial statements is as follows:

                                                For the Year Ended
                                        December 31, 2009    December 31, 2008
                                        _________________    _________________


(Loss) before income taxes               ($37,638)            ($45,416)
                                         ==========           ==========
Computed tax benefit at
    statutory rate:

Federal                                 ($12,797)    (34%)    ($15,441)   (34%)

State, Net of Federal
   Tax Effect                             (1,995)    (5.3%)     (2,407)   (5.3%)

Surtax Exemption                           6,587      17.5%      7,300    16.1%

Net Operating Loss
Valuation allowance                        8,205      21.8%     10,648    23.2%
                                         ---------  ------     -------  -------

Total Tax Benefit                         $  --       --%       $  --       --%
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

     On August 24, 2009, the Company and the holders of the Company's outstanding warrants agreed to amend the warrants. This amendment applied to all of the outstanding warrants of the Company. The amendment modified the "Exercise Period" (as defined in the warrants) to provide that they may not be exercised until November 6, 2011 unless prior thereto a "change in control" (as defined in the warrants) has occurred. In total, the amendment applies to an aggregate of 969,000 warrants.

     The following table summarizes information on all warrants issued by us for the periods ended December 31, 2009 and 2008.

                                  December 31, 2009         December 31, 2008
                                 ________________           _________________
                                      Weighted Average             Weighted Average
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


                             ========   ========       ==========      ========





     The  numbers  and  weighted   average   exercise  prices  of  all  warrants
outstanding as of December 31, 2009 is as follows:


              Remaining Number     Weighted Average
Exercise      of Warrant Shares    Contractual Life     Weighted Average
  Price          Outstanding          (Years)           Exercise Price
__________    _______________      ________________     ________________

$0.05           969,000                   6.86             $0.05
               _________               ________          __________


                969,000                   6.86             $0.05
               ========                ========          ==========

NOTE E - RELATED PARTY TRANSACTIONS

     The Company utilizes office and manufacturing space provided by its president at no cost to the Company. The amount of such space utilized by the Company is considered insignificant.

NOTE F - CONCENTRATION OF RISKS

     In the years ended December 31, 2009 and December 31, 2008, respectively, the Company sold its products to approximately 32 and 160 customers, respectively. The following table highlights the Company's revenues from its top customers:

                     Year Ended          Year Ended
                   December 31, 2009   December 31, 2008
                   _________________   _________________
Customer A               24%                  14%
Customer B               --%                  12%



     None of the Company's other customers accounted for more than 10% of the Company's sales in 2009 or 2008.

NOTE G - COMMITMENTS

     On November 6, 2006, the Company entered into a one year employment agreement which was amended on June 16, 2008 (the "Employment Agreement") with its president. Pursuant to the Employment Agreement, Ms. Cohen is paid (i) fifty (50%) percent of the Company's "gross margin", as defined in the Employment Agreement, less (ii) any commissions or finder's fees paid by the Company or any compensation paid by the Company to any of the Company's sales employees or independent contractors. Ms. Cohen earned $2,472 and $3,005 under her Employment Agreement in 2009 and 2008, respectively. At December 31, 2009 and December 31, 2008 $1,278 and $867, respectively, remained outstanding and was included in accrued liabilities. In addition, in the event Ms. Cohen first identifies an acquisition or merger candidate for us, we will pay her a bonus upon the closing of the acquisition or merger.

NOTE H - SUBSEQUENT EVENTS

     On March 15, 2010 one of the Company's shareholders agreed to lend the Company from time to time, up to a maximum of $25,000 outstanding at any time upon written request from the Company. Any such loan shall bear interest at the rate of prime plus 2% per annum and is repayable at such time as shall be agreed by the Company and such shareholder at the time of the drawdown of the loan. No loans have been taken by the Company pursuant to this agreement.

     We evaluated subsequent events through the time of the filing of our Annual Report on Form 10-K. We are not aware of any other significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our financial statements.