Form 10-Q
period 2010-03-31
Chocolate Candy Creations, Inc.
filed 2010-05-12
CIK 1431938

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2010

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to

Commission File No. 000-53219

CHOCOLATE CANDY CREATIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-5911117
(State of Incorporation)	(I.R.S. Employer Identification No.)

130 Shore Road, Suite 238
Port Washington, NY 11050
__________________________________
(Address of principal executive offices)

516-238-5535
Issuer's telephone number)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(232.405 of this  chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[ ] yes	[ ] no

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[ X ] yes	[ ] no

The number of shares outstanding of the issuer's class of Common Stock as of May 10, 2010 was 163,000.

CHOCOLATE CANDY CREATIONS, INC.

FORM 10-Q

FOR THE QUARTER ENDED March 31, 2010

CHOCOLATE CANDY CREATIONS, INC.
Balance Sheets

	As of March 31, 2010 Unaudited	As of December 31, 2009

ASSETS

CURRENT ASSETS:

CASH	$16,805	$18,649
INVENTORY	622	725

TOTAL CURENT ASSETS	17,427	19,374

PROPERTY ASSETS:

EQUIPMENT	44,536	44,536
LESS: ACCUMULATED DEPRECIATION	(26,724)	(24,497)

EQUIPMENT NET OF ACCUMULATED DEPRECIATION	17,812	20,039

TOTAL ASSETS	$35,239	$39,413

LIABILITY AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
ACCRUED LIABILITIES	$15,798	$6,554

TOTAL LIABILITIES	15,798	6,554

STOCKHOLDERS EQUITY:

PREFERRED STOCK $0.0001 PAR VALUE, AUTHORIZED 1,000,000 SHARES, ISSUED-NONE	-0-	-0-

COMMON STOCK $0.0001 PAR VALUE, AUTHORIZED 4,000,000 SHARES, ISSUED AND OUTSTANDING 163,000 SHARES AS OF March 31, 2010 AND AS OF December 31, 2009	16	16

ADDITIONAL PAID-IN CAPITAL	132,984	132,984

ACCUMULATED DEFICIT	(113,559)	(100,141)

TOTAL STOCKHOLDERS’ EQUITY	19,441	32,859

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$35,239	$39,413

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONDENSED FINANCIAL STATEMENTS

CHOCOLATE CANDY CREATIONS, INC.
Statements of Operations
(Unaudited)

FOR THE THREE MONTHS ENDED
	March 31, 2010	March 31, 2009

SALES	$1,915	$1,304

RAW MATERIALS COST	378	373

GENERAL AND ADMINISTRATIVE EXPENSES	12,734	12,684

DEPRECIATION	2,227	2,227

TOTAL OPERATING EXPENSES	15,339	15,284

(LOSS) FROM OPERATIONS	(13,424)	(13,980)

OTHER INCOME	6	26

NET (LOSS)	$(13,418)	$(13,954)

(LOSS) PER COMMON SHARE BASIC AND DILUTED	$(0.08)	$(0.09)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING BASIC AND DILUTED	163,000	163,000

THE ACCOMPANYING NOTES ARE AN INTEGRAL
PART OF THESE CONDENSED FINANCIAL STATEMENTS

CHOCOLATE CANDY CREATIONS, INC.
Statements of Cash Flow
(Unaudited)

FOR THE THREE MONTHS ENDED
	March 31, 2010	March 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES

NET (LOSS)	$(13,418)	$(13,954)

Adjustments to reconcile net loss to net cash Used in operating activities:
Depreciation	2,227	2,227
Changes in asset and liability balances:
Inventory	103	208
Prepaid Expenses	-0-	463
Accrued Liabilities	9,244	9,575

NET CASH (USED IN) OPERATING ACTIVITIES	$(1,844)	$(1,481)

NET (DECREASE) IN CASH	$(1,844)	$(1,481)
CASH – beginning of period	18,649	47,440

CASH – end of period	$16,805	$45,959

THE ACCOMPANYING NOTES ARE AN INTEGRAL
PART OF THESE CONDENSED FINANCIAL STATEMENTS

CHOCOLATE CANDY CREATIONS, INC.

Notes to Condensed Financial Statements

March 31, 2010

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

Basis of Presentation

The accompanying unaudited interim financial statements as of March 31, 2010, and for the three months ended March 31, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted for interim financial statements presentation and in accordance with the instructions to Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation.  In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2010 and the results of operations for the three months ended March 31, 2010 and 2009 and cash flows for the three months ended March 31, 2010 and 2009.  The results of operations for the three months ended March 31, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year. The December 31, 2009 information has been derived from the audited financial statements for the year ended December 31, 2009 included in the Company's Form 10-K for the year ended December 31, 2009.  This information should be read in  conjunction with the financial statements and notes thereto for the year ended December 31, 2009 included in the Company's Form 10-K.  There have been no changes in significant accounting policies since December 31, 2009.

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

Accounts Receivable

We provide an allowance for doubtful accounts determined primarily through specific identification and evaluation of significant past due accounts, supplemented by an estimate applied to the remaining balance of past due accounts.  As of March 31, 2010 and 2009, no allowance was deemed necessary.

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

Income Taxes

The Company uses the liability method of accounting for income taxes.  The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax basis of assets and liabilities and their reported amounts on the financial statements.  The resulting deferred tax assets or liabilities are adjusted to reflect changes in tax laws as they occur.  A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized.  At March 31, 2010 and December 31, 2009, the Company had net operating loss carryforwards of $113,559 and $100,141, respectively, available to reduce future taxable income expiring through 2029.  Management has determined that it is more likely than not that the net operating loss carrryforwards will not be realized in the future and, accordingly, the deferred tax asset of $33,080 and $27,585 has been fully reserved as of March 31, 2010 and December 31, 2009, respectively.

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination.  For tax positions meeting a "more-likely-than-not" threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority.  For tax positions not meeting the threshold, no financial statement benefit is recognized. As of March 31, 2010, the Company has had no uncertain tax positions.  The Company recognizes interest and penalties, if any, related to income tax matters as general and administrative expenses.  The Company currently has no federal or state tax examinations nor has it had any federal or state examinations since its inception.  In accordance with statute, all of the Company's tax years are subject to federal and state tax examination.

Income (Loss) Per Common Share

Basic income (loss) per share is calculated using the weighted-average number of common shares outstanding during each reporting period.  Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period.  Common equivalent shares are excluded from the computation of net loss per share since their effect is anti-dilutive.  There were 969,000 potential shares at March 31, 2010 which were excluded from the shares used to calculate diluted earnings per share, as their inclusion would reduce net loss per share.

Fair Value of Financial Instruments

The amounts at which current assets and current liabilities are presented approximate their fair value due to their short-term nature.

NOTE B - PROPERTY, PLANT AND EQUIPMENT

On December 20, 2006 the Company purchased its chocolate printing machine system for a total of $44,536, of which $39,536 was paid in cash and the remaining $5,000 was paid by the issuance of 5,000 shares of the Company's common stock. On April 1, 2007 the Company placed its chocolate printing machine system in service and began to depreciate it over a 60 month period on a straight line basis with no assumed residual value. Depreciation charged to operations was $2,227 in each of the three months ended March 31, 2010 and March 31, 2009.

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

NOTE E - COMMITMENTS

Long-term Employment Agreement & Executive Compensation

On November 6, 2006, the Company entered into a one year employment agreement which was amended on June 16, 2008 (the "Employment Agreement") with its president, which shall be extended from year to year after the initial term. Pursuant to the Employment Agreement,  Ms. Cohen is paid (i) fifty (50%) percent of the Company's "gross margin", as defined in the Employment Agreement, less (ii) any commissions or finder's fees paid by the Company or any compensation paid by the Company to any of the Company's  sales  employees or independent contractors.  Ms. Cohen earned $759 and $458 under her Employment Agreement during the three months ended March 31, 2010 and 2009, respectively.  At March 31, 2010, the entire $759 remains outstanding and is included in accrued liabilities.  In addition, in the event Ms. Cohen first identifies an acquisition or merger candidate for us, we will pay her a bonus upon the closing of the acquisition or merger.

NOTE F - CONCENTRATION OF RISKS

The Company's cash balances are maintained in a high quality bank checking account.

The following table highlights the Company's revenues from top customers:

	3 months ended	3 months ended
	March 31, 2010	March 31, 2009
Customer A	31%	--%
Customer B	24%	--%
Customer C	13%	--%
Customer D	11%	--%
Customer E	10%	--%
Customer F	3%	22%
Customer G	--%	22%
Customer H	--%	19%
Customer I	--%	18%

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

Note H - Subsequent Events

Subsequent Events have been evaluated through May 12, 2010, the date the financial statements were issued.

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

Results of Operations

The following table sets forth our statements of operations for the three months ended March 31, 2010 and March 31, 2009, respectively.

	Three months Ended March 31, 2010	Three months Ended March 31, 2009

Sales	$1,915	$1,304

Raw materials cost	378	373

Other income	6	26

General and administrative costs	12,734	12,684

Depreciation	2,227	2,227

Income (loss) before income tax expense (benefit)	(13,418)	(13,954)

Income tax expense (benefit)	-0-	-0-

Net Income (loss)	$(13,418)	$(13,954)

Three months ended March 31, 2010 and March 31, 2009.

Sales. Sales for the 2010 period were $1,915 as compared to $1,304 in the 2009 period due to an increase in orders from customers in the 2010 period.

Raw Materials Cost.  Raw materials cost in the 2010 period was $378 compared to $373 in the 2009 period due to increased sales in the 2010 period.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses were $12,734 in the 2010 period, compared to $12,684 in the 2009 period, due to lower legal and office expenses more than offset by higher accounting and compensation expenses.

Net loss. As a result of foregoing, our net loss decreased to $(13,418) or  ($0.08) per share (basic and diluted), for the three months ended March 31, 2010, as compared with a net loss of $(13,954) or $(0.09) per share (basic and diluted), for the three months ended March 31, 2009.

Inflation has not had a material impact on our sales or net loss during the three months ended March 31, 2010 or March 31, 2009.

The Company does not believe that the current recession has or will have a material adverse effect on its business, although no assurances can be given with respect to the future impact of the recession.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have funded our operations from the sale of common stock to our founders and in connection with the private placement which closed in December 2007 ("Private Placement") and from cash from operations.  As of March 31, 2010, we had net working capital of $1,629 as compared to net working capital of $12,820 as of December 31, 2009 and $29,823 as of March 31, 2009.  This decrease was due to our loss from operations.

We raised gross proceeds of $62,000 from the Private Placement.  A portion was used to pay legal fees and the balance has been and will be used for working capital purposes.

One of our shareholders has agreed to lend us, from time to time, up to a maximum amount of $25,000 outstanding at any one time upon our written request to the shareholder ("Agreement").  As of May 10, 2010 no funds have been borrowed pursuant to the Agreement.

Management believes that based on current levels of operations, the Agreement and anticipated growth we have enough cash to meet our anticipated cash requirements for approximately the next 12 months.

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

As of March 31, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer (who is also our Principal Financial Officer) of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this valuation, our Principal Executive Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Item 4.  (Removed and Reserved)

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

Date: May 12, 2010

/s/ Alyssa Cohen
    Alyssa Cohen
    Chief Executive Officer and Chief Financial Officer

EXHIBIT 32.1

CHOCOLATE CANDY CREATIONS, INC.

   CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
           SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Chocolate Candy Creations, Inc. (the "Company") on Form 10-Q for the period ending March 31, 2010 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Alyssa Cohen, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

May 12, 2010

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

Dated:  May 12, 2010