Form 10-Q
period 2010-06-30
Chocolate Candy Creations, Inc.
filed 2010-08-11
CIK 1431938

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2010

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

The number of shares outstanding of the issuer's class of Common Stock as of August 10, 2010 was 163,000.

CHOCOLATE CANDY CREATIONS, INC.

FORM 10-Q

FOR THE QUARTER ENDED June 30, 2010

CHOCOLATE CANDY CREATIONS, INC.
Balance Sheets

	As of June 30, 2010 (Unaudited)	As of December 31, 2009

ASSETS

CURRENT ASSETS:

CASH	$21,305	$18,649
INVENTORY	670	725

TOTAL CURENT ASSETS	21,975	19,374

PROPERTY ASSETS:

EQUIPMENT	44,536	44,536
LESS: ACCUMULATED DEPRECIATION	(28,951)	(24,497)

EQUIPMENT NET OF ACCUMULATED DEPRECIATION	15,585	20,039

TOTAL ASSETS	$37,560	$39,413

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
ACCRUED LIABILITIES	$7,050	$6,554

LONG TERM LIABILITIES:
INTEREST PAYABLE	29	-0-
LOAN PAYABLE – STOCKHOLDER	20,000	-0-

TOTAL LIABILITIES	27,079	6,554

STOCKHOLDERS EQUITY:

PREFERRED STOCK $0.0001 PAR VALUE, AUTHORIZED 1,000,000 SHARES, ISSUED-NONE	-0-	-0-

COMMON STOCK $0.0001 PAR VALUE, AUTHORIZED 4,000,000 SHARES, ISSUED AND OUTSTANDING 163,000 SHARES AS OF June 30, 2010 AND AS OF December 31, 2009	16	16

ADDITIONAL PAID-IN CAPITAL	132,984	132,984

ACCUMULATED DEFICIT	(122,519)	(100,141)

TOTAL STOCKHOLDERS’ EQUITY	10,481	32,859

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$37,560	$39,413

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONDENSED FINANCIAL STATEMENTS

CHOCOLATE CANDY CREATIONS, INC.
Statements of Operations
(Unaudited)

                                                                                                                                                                               For the Three Months Ended                                                    For the Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

SALES	$1,051	$1,735	$2,966	$3,039

RAW MATERIALS COST	257	388	635	761

GENERAL AND ADMINISTRATIVE EXPENSES	7,503	9,209	20,237	21,893

DEPRECIATION	2,227	2,227	4,454	4,454

TOTAL OPERATING EXPENSES	9,987	11,824	25,326	27,108

OPERATING LOSS	(8,936)	(10,089)	(22,360)	(24,069)

OTHER INCOME	5	22	11	48

INTEREST EXPENSE	29	-0-	29	-0-

NET LOSS	(8,960)	$(10,067)	(22,378)	$(24,021)

LOSS PER COMMON SHARE BASIC AND DILUTED	$(0.06)	$(0.06)	$(0.14)	$(0.15)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING BASIC AND DILUTED	163,000	163,000	163,000	163,000

THE ACCOMPANYING NOTES ARE AN INTEGRAL
PART OF THESE CONDENSED FINANCIAL STATEMENTS

CHOCOLATE CANDY CREATIONS, INC.
Statements of Cash Flows
(Unaudited)

FOR THE SIX MONTHS ENDED
	June 30, 2010	June 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES

NET (LOSS)	$(22,378)	$(24,021)

Adjustments to reconcile net loss to net cash Used in operating activities:
Depreciation	4,454	4,454
Changes in asset and liability balances:
Inventory	55	278
Prepaid Expenses	-0-	463
Interest Expense	29	-0-
Accrued Liabilities	496	(832)

NET CASH USED IN OPERATING ACTIVITIES	$(17,344)	$(19,658)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of debt to shareholder	20,000	-0-

NET CASH PROVIDED BY FINANCING ACTIVITIES	20,000	-0-

NET INCREASE (DECREASE) IN CASH	$2,656	$(19,658)
CASH – beginning of period	18,649	47,440

CASH – end of period	$21,305	$27,782

THE ACCOMPANYING NOTES ARE AN INTEGRAL
PART OF THESE CONDENSED FINANCIAL STATEMENTS

CHOCOLATE CANDY CREATIONS, INC.

Notes to Condensed Financial Statements

June 30, 2010

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

Basis of Presentation

The accompanying unaudited interim financial statements as of June 30, 2010, and for the three and six months ended June 30, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted for interim financial statements presentation and in accordance with the instructions to Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation.  In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2010 and the results of operations for the three and six months ended June 30, 2010 and 2009 and cash flows for the six months ended June 30, 2010 and 2009.  The results of operations for the three and six months ended June 30, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year. The December 31, 2009 information has been derived from the audited financial statements for the year ended December 31, 2009 included in the Company's Form 10-K for the year ended December 31, 2009.  This information should be read in  conjunction with the financial statements and notes thereto for the year ended December 31, 2009 included in the Company's Form 10-K.  There have been no changes in significant accounting policies since December 31, 2009.

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

Accounts Receivable

We provide an allowance for doubtful accounts determined primarily through specific identification and evaluation of significant past due accounts, supplemented by an estimate applied to the remaining balance of past due accounts.  As of June 30, 2010 and 2009, no allowance was deemed necessary.

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

Income Taxes

The Company uses the liability method of accounting for income taxes.  The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax basis of assets and liabilities and their reported amounts on the financial statements.  The resulting deferred tax assets or liabilities are adjusted to reflect changes in tax laws as they occur.  A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized.  At June 30, 2010 and December 31, 2009, the Company had net operating loss carryforwards of $122,519 and $100,141, respectively, available to reduce future taxable income expiring through 2029.  Management has determined that it is more likely than not that the net operating loss carrryforwards will not be realized in the future and, accordingly, the deferred tax asset of $37,011 and $27,585 has been fully reserved as of June 30, 2010 and December 31, 2009, respectively.

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination.  For tax positions meeting a "more-likely-than-not" threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority.  For tax positions not meeting the threshold, no financial statement benefit is recognized. As of June 30, 2010, the Company has had no uncertain tax positions.  The Company recognizes interest and penalties, if any, related to income tax matters as general and administrative expenses.  The Company currently has no federal or state tax examinations nor has it had any federal or state examinations since its inception.  In accordance with statute, all of the Company's tax years are subject to federal and state tax examination.

Income (Loss) Per Common Share

Basic income (loss) per share is calculated using the weighted-average number of common shares outstanding during each reporting period.  Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period.  Common equivalent shares are excluded from the computation of net loss per share since their effect is anti-dilutive.  There were 969,000 potential shares at June 30, 2010 which were excluded from the shares used to calculate diluted earnings per share, as their inclusion would reduce net loss per share.

Fair Value of Financial Instruments

The amounts at which current assets and current liabilities are presented approximate their fair value due to their short-term nature.

NOTE B - PROPERTY, PLANT AND EQUIPMENT

On December 20, 2006 the Company purchased its chocolate printing machine system for a total of $44,536, of which $39,536 was paid in cash and the remaining $5,000 was paid by the issuance of 5,000 shares of the Company's common stock. On April 1, 2007 the Company placed its chocolate printing machine system in service and began to depreciate it over a 60 month period on a straight line basis with no assumed residual value. Depreciation charged to operations was $2,227 and $4,454, respectively, in each of the three and six months ended June 30, 2010 and June 30, 2009.

NOTE C – NOTES PAYABLE - STOCKHOLDER

On June 21, 2010 we borrowed $20,000 from a shareholder (“the “Shareholder Loan”).  The Shareholder Loan bears interest at the rate of 5.25% per annum and is due on June 21, 2012.

NOTE D - CAPITAL TRANSACTIONS

The Company is authorized to issue 4,000,000 shares of $0.0001 par value common stock.

On November 1, 2006, the Company issued to its founders 91,000 shares of common stock and warrants to purchase 909,000 shares of common stock at $0.05 per share in exchange for a total of $1,000.  On December 19, 2006, 5,000 shares of Common Stock and a warrant to purchase 60,000 shares of common stock at $0.05 per share were sold for a total of $65,000.  On December 20, 2006 the Company issued 5,000 shares of common stock as partial consideration for the purchase of its chocolate printing machine system, which shares were valued at $1.00 per share.  The holders of the warrants have cashless exercise rights. These warrants are exercisable until November 6, 2016, provided that the warrants are not exercisable prior to November 6, 2009 unless there is a "Change in Control" (as defined in the warrants) in the Company, in which event the warrants will be exercisable at any time after seventy (70) days following such Change in Control and until November 6, 2016.

On December 28, 2007, the Company completed a private placement of 62,000 shares of common stock at $1.00 per share.

On August 24, 2009, the Company and the holders of the Company's outstanding warrants agreed to amend the warrants as described below.  The amendment modified the "Exercise Period" (as defined in the warrants) to provide that they may not be exercised until the fifth anniversary of November 6, 2006 (the date of their issuance) unless prior thereto a "Change in Control" (as defined in the warrants) has occurred.  On June 8, 2010 the Company and the holders of the Company’s outstanding warrants agreed to further amend the warrants to modify the term “Change in Control” and other minor modifications.  In total, these amendments apply to an aggregate of 969,000 warrants.

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

NOTE F - COMMITMENTS

Long-term Employment Agreement & Executive Compensation

On November 6, 2006, the Company entered into a one year employment agreement which was amended on June 16, 2008 (the "Employment Agreement") with its president, which shall be extended from year to year after the initial term. Pursuant to the Employment Agreement,  Ms. Cohen is paid (i) fifty (50%) percent of the Company's "gross margin", as defined in the Employment Agreement, less (ii) any commissions or finder's fees paid by the Company or any compensation paid by the Company to any of the Company's  sales  employees or independent contractors.  Ms. Cohen earned $397 and $674 under her Employment Agreement during the three months ended June 30, 2010 and 2009, respectively, and earned $1,156 and $1,132 under her Employment Agreement during the six months ended June 30, 2010 and 2009, respectively.  At June 30, 2010, the entire $1,156 remains outstanding and is included in accrued liabilities.  In addition, in the event Ms. Cohen first identifies an acquisition or merger candidate for us, we will pay her a bonus upon the closing of the acquisition or merger.

NOTE G - CONCENTRATION OF RISKS

The Company's cash balances are maintained in a high quality bank checking account.

The following table highlights the Company's revenues from top customers:

	3 months ended	3 months ended	6 months ended	6 months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Customer A	56%	--	20%	--
Customer B	18%	--	6%	--
Customer C	10%	9%	6%	--
Customer D	--	--	20%	--
Customer E	--	--	15%	--
Customer F	--	30%	--	17%
Customer G	--	18%	--	10%
Customer H	--	16%	--	9%
Customer I	--	15%	--	8%
Customer J	--	3%	--	10%
Customer K	--	--	--	10%

Note H - Recent Accounting Pronouncements

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

Note I - Subsequent Events

Subsequent Events have been evaluated through August 11, 2010, the date the financial statements were issued.

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

Results of Operations

The following table sets forth our statements of operations for the three and six months ended June 30, 2010 and June 30, 2009, respectively.

                                                                                                                                                                                                                                         For the Three Months Ended                                                   For the Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Sales	$1,051	$1,735	$2,966	$3,039

Raw materials cost	257	388	635	761

General and administrative expenses	7,503	9,209	20,237	21,893

Depreciation	2,227	2,227	4,454	$4,454

Interest Expense	29	-0-	29	-0-

Other income	5	22	11	48

Income (loss) before income tax expense (benefit)	(8,960)	(10,067)	(22,378)	(24,021)

Income tax expense (benefit)	-0-	-0-	-0-	-0-

Net Income (loss)	$(8,960)	$(10,067)	$(22,378)	$(24,021)

Three months ended June 30, 2010 and June 30, 2009.

Sales. Sales for the 2010 period were $1,051 as compared to $1,735 in the 2009 period due to fewer orders from customers in the 2010 period.

Raw Materials Cost.  Raw materials cost in the 2010 period was $257 compared to $388 in the 2009 period due to lower sales in the 2010 period.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses were $7,503 in the 2010 period, compared to $9,209 in the 2009 period, due to lower legal and accounting expenses.

Net loss. As a result of foregoing, our net loss decreased to $(8,960) or  ($0.06) per share (basic and diluted), for the three months ended June 30, 2010, as compared with a net loss of $(10,067) or $(0.06) per share (basic and diluted), for the three months ended June 30, 2009.

Six months ended June 30, 2010 and June 30, 2009.

Sales.  Sales for the 2010 period were $2,966 as compared to $3,039 in the 2009 period.  The decrease in revenue was due to fewer orders from customers in the 2010 period.

Raw Materials Cost.  Raw materials cost in the 2010 period was $635 compared to $761 in the 2009 period due to decreased sales in the 2010 period.

General and Administrative Expenses.   Our general and administrative expenses in the 2010 period were $20,237 compared to $21,893 in the 2009 period due to lower legal expenses.

Net loss. As a result of foregoing, our net loss was ($22,378) or ($0.14) per share (basic and diluted), for the six months ended June 30, 2010, as compared with a net loss of ($24,021) or $(0.15) per share (basic and diluted), for the six months ended June 30, 2009.

Inflation has not had a material impact on our sales or net loss during the six months ended June 30, 2010 or June 30, 2009.

The Company does not believe that the current recession has or will have a material adverse effect on its business, although no assurances can be given with respect to the future impact of the recession.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have funded our operations from the sale of common stock to our founders and in connection with the private placement which closed in December 2007 ("Private Placement") and from cash from operations.  As of June 30, 2010, we had net working capital of $14,925 as compared to net working capital of $12,820 as of December 31, 2009 and $21,983 as of June 30, 2009.  The current increase from working capital as of December 31, 2009 was due to a long term loan from a shareholder which increased working capital offset partially by losses from operations.

We raised gross proceeds of $62,000 from the Private Placement in December 2007.  A portion was used to pay legal fees and the balance was used for working capital purposes.

One of our shareholders has agreed to lend us, from time to time, up to a maximum amount of $25,000 outstanding at any one time upon our written request to the shareholder ("Agreement").  On June 21, 2010, we borrowed $20,000 pursuant to the Agreement (the “Shareholder Loan”).  The loan is due on June 21, 2012 and, as provided in the Agreement, bears interest at the rate of 5.25% (the Prime Rate on June 21, 2010 plus 2%) per annum.

Management believes that based on current levels of operations, the Shareholder Loan and anticipated growth we have enough cash to meet our anticipated cash requirements for approximately the next 12 months.

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

As of June 30, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer (who is also our Principal Financial Officer) of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this valuation, our Principal Executive Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Date: August 11, 2010

/s/ Alyssa Cohen
    Alyssa Cohen
    Chief Executive Officer and Chief Financial Officer

EXHIBIT 32.1

CHOCOLATE CANDY CREATIONS, INC.

   CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
           SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Chocolate Candy Creations, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Alyssa Cohen, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

August 11, 2010

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

Dated:  August 11, 2010