Form 10-Q
period 2010-09-30
Chocolate Candy Creations, Inc.
filed 2010-11-10
CIK 1431938

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2010

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

The number of shares outstanding of the issuer's class of Common Stock as of November 10, 2010 was 163,000.

CHOCOLATE CANDY CREATIONS, INC.

FORM 10-Q

FOR THE QUARTER ENDED September 30, 2010

CHOCOLATE CANDY CREATIONS, INC.
Balance Sheets

	As of September 30, 2010 (Unaudited)	As of December 31, 2009

ASSETS

CURRENT ASSETS:

CASH	$17,036	$18,649
PREPAID INSURANCE EXPENSE	641	0``
INVENTORY	670	725

TOTAL CURENT ASSETS	18,347	19,374

PROPERTY ASSETS:

EQUIPMENT	44,536	44,536
LESS: ACCUMULATED DEPRECIATION	(31,178)	(24,497)

EQUIPMENT NET OF ACCUMULATED DEPRECIATION	13,358	20,039

TOTAL ASSETS	$31,705	$39,413

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
ACCRUED LIABILITIES	$7,911	$6,554

LONG TERM LIABILITIES:
INTEREST PAYABLE	294	-0-
LOAN PAYABLE – STOCKHOLDER	20,000	-0-

TOTAL LIABILITIES	28,205	6,554

STOCKHOLDERS EQUITY:

PREFERRED STOCK $0.0001 PAR VALUE, AUTHORIZED 1,000,000 SHARES, ISSUED-NONE	-0-	-0-

COMMON STOCK $0.0001 PAR VALUE, AUTHORIZED 4,000,000 SHARES, ISSUED AND OUTSTANDING 163,000 SHARES AS OF September 30, 2010 AND AS OF December 31, 2009	16	16

ADDITIONAL PAID-IN CAPITAL	132,984	132,984

ACCUMULATED DEFICIT	(129,500)	(100,141)

TOTAL STOCKHOLDERS’ EQUITY	3,500	32,859

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$31,705	$39,413

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONDENSED FINANCIAL STATEMENTS

CHOCOLATE CANDY CREATIONS, INC.
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

SALES	$0	$182	$2,966	$3,221

RAW MATERIALS COST	0	58	635	819

GENERAL AND ADMINISTRATIVE EXPENSES	4,491	4,215	24,728	26,108

DEPRECIATION	2,227	2,227	6,681	6,681

TOTAL OPERATING EXPENSES	6,718	6,500	32,044	33,608

OPERATING LOSS	(6,718)	(6,318)	(29,078)	(30,387)

OTHER INCOME	2	5	13	53

INTEREST EXPENSE	(265)	(-0-)	(294)	(-0-)

NET LOSS	(6,981)	$(6,313)	(29,359)	$(30,334)

LOSS PER COMMON SHARE BASIC AND DILUTED	$(0.04)	$(0.04)	$(0.18)	$(0.19)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING BASIC AND DILUTED	163,000	163,000	163,000	163,000

THE ACCOMPANYING NOTES ARE AN INTEGRAL
PART OF THESE CONDENSED FINANCIAL STATEMENTS

CHOCOLATE CANDY CREATIONS, INC.
Statements of Cash Flows
(Unaudited)

	FOR THE NINE MONTHS ENDED
	September 30, 2010	September 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES

NET (LOSS)	$(29,359)	$(30,334)

Adjustments to reconcile net loss to net cash Used in operating activities:
Depreciation	6,681	6,681
Changes in asset and liability balances:
Inventory	55	270
Prepaid Expenses	(641)	463
Interest Expense	294	-0-
Accrued Liabilities	1357	2,624

NET CASH USED IN OPERATING ACTIVITIES	$(21,613)	$(20,296)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of note indebtedness to shareholder	20,000	-0-

NET CASH PROVIDED BY FINANCING ACTIVITIES	$(21,613)	$(20,296)

NET INCREASE (DECREASE) IN CASH	$(1,613)	$(20,296)
CASH – beginning of period	18,649	47,440

CASH – end of period	$17,036	$27,144

THE ACCOMPANYING NOTES ARE AN INTEGRAL
PART OF THESE CONDENSED FINANCIAL STATEMENTS

CHOCOLATE CANDY CREATIONS, INC.

Notes to Condensed Financial Statements

September 30, 2010

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

Basis of Presentation

The accompanying unaudited interim financial statements as of September 30, 2010, and for the three and nine months ended September 30, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted for interim financial statements presentation and in accordance with the instructions to Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation.  In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2010 and the results of operations for the three and nine months ended September 30, 2010 and 2009 and cash flows for the nine months ended September 30, 2010 and 2009.  The results of operations for the three and nine months ended September 30, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year. The December 31, 2009 information has been derived from the audited financial statements for the year ended December 31, 2009 included in the Company's Form 10-K for the year ended December 31, 2009.  This information should be read in  conjunction with the financial statements and notes thereto for the year ended December 31, 2009 included in the Company's Form 10-K.  There have been no changes in significant accounting policies since December 31, 2009.

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

Accounts Receivable

We provide an allowance for doubtful accounts determined primarily through specific identification and evaluation of significant past due accounts, supplemented by an estimate applied to the remaining balance of past due accounts.  As of September 30, 2010 and 2009, no allowance was deemed necessary.

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

Income Taxes

The Company uses the liability method of accounting for income taxes.  The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax basis of assets and liabilities and their reported amounts on the financial statements.  The resulting deferred tax assets or liabilities are adjusted to reflect changes in tax laws as they occur.  A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized.  At September 30, 2010 and December 31, 2009, the Company had net operating loss carryforwards of $129,500 and $100,141, respectively, available to reduce future taxable income expiring through 2029.  Management has determined that it is more likely than not that the net operating loss carrryforwards will not be realized in the future and, accordingly, the deferred tax asset of $40,075 and $27,585 has been fully reserved as of September 30, 2010 and December 31, 2009, respectively.

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination.  For tax positions meeting a "more-likely-than-not" threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority.  For tax positions not meeting the threshold, no financial statement benefit is recognized. As of September 30, 2010, the Company has had no uncertain tax positions.  The Company recognizes interest and penalties, if any, related to income tax matters as general and administrative expenses.  The Company currently has no federal or state tax examinations nor has it had any federal or state examinations since its inception.  In accordance with statute, all of the Company's tax years are subject to federal and state tax examination.

Income (Loss) Per Common Share

Basic income (loss) per share is calculated using the weighted-average number of common shares outstanding during each reporting period.  Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period.  Common equivalent shares are excluded from the computation of net loss per share since their effect is anti-dilutive.  There were 969,000 potential shares at September 30, 2010 which were excluded from the shares used to calculate diluted earnings per share, as their inclusion would reduce net loss per share.

Fair Value of Financial Instruments

The amounts at which current assets and current liabilities are presented approximate their fair value due to their short-term nature.

NOTE B - PROPERTY, PLANT AND EQUIPMENT

On December 20, 2006 the Company purchased its chocolate printing machine system for a total of $44,536, of which $39,536 was paid in cash and the remaining $5,000 was paid by the issuance of 5,000 shares of the Company's common stock. On April 1, 2007 the Company placed its chocolate printing machine system in service and began to depreciate it over a 60 month period on a straight line basis with no assumed residual value. Depreciation charged to operations was $2,227 and $6,681, respectively, in each of the three and nine months ended September 30, 2010 and September 30, 2009.

NOTE C – NOTES PAYABLE - STOCKHOLDER

On June 21, 2010 we borrowed $20,000 from a shareholder (“the “Shareholder Loan”).  The Shareholder Loan bears interest at the rate of 5.25% per annum and is due on June 21, 2012.  Interest charged to operations in the three and nine months ended September 30, 2010 was $265 and $294, respectively.

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

On August 24, 2009, the Company and the holders of the Company's outstanding warrants agreed to amend the "Exercise Period" (as defined in the warrants) to provide that they may not be exercised until the fifth anniversary of November 6, 2006 (the date of their issuance) unless prior thereto a "Change in Control" (as defined in the warrants) has occurred.  On June 8, 2010 the Company and the holders of the Company’s outstanding warrants agreed to further amend the warrants to modify the term “Change in Control” and other minor modifications.  In total, these amendments apply to an aggregate of 969,000 warrants.

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

NOTE F - COMMITMENTS

Long-term Employment Agreement & Executive Compensation

On November 6, 2006, the Company entered into a one year employment agreement which was amended on June 16, 2008 (the "Employment Agreement") with its president, which shall be extended from year to year after the initial term. Pursuant to the Employment Agreement,  Ms. Cohen is paid (i) fifty (50%) percent of the Company's "gross margin", as defined in the Employment Agreement, less (ii) any commissions or finder's fees paid by the Company or any compensation paid by the Company to any of the Company's  sales  employees or independent contractors.  Ms. Cohen earned $0 and $62 under her Employment Agreement during the three months ended September 30, 2010 and 2009, respectively, and earned $1,156 and $1,194 under her Employment Agreement during the nine months ended September 30, 2010 and 2009, respectively.  At September 30, 2010, $0 remains outstanding, In addition, in the event Ms. Cohen first identifies an acquisition or merger candidate for us, we will pay her a bonus upon the closing of the acquisition or merger.

NOTE G - CONCENTRATION OF RISKS

The Company's cash balances are maintained in a high quality bank checking account.

The following table highlights the Company's revenues from top customers:

	3 months ended	3 months ended	9 months ended	9 months ended
	Sept. 30, 2010	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009
Customer A	--	--	20%	--
Customer B	--	--	20%	--
Customer C	--	--	15%	--
Customer D	--	100%	--	6%
Customer E	--	--	--	16%
Customer F	--	--	--	10%
Customer G	--	--	--	10%

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

Note I - Subsequent Events

Subsequent Events have been evaluated through November 10, 2010, the date the financial statements were issued.

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

Results of Operations

The following table sets forth our statements of operations for the three and nine months ended September 30, 2010 and September 30, 2009, respectively.

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2010	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009
Sales	$ 0	$ 182	$ 2,966	$ 3,221

Raw materials cost	0	58	635	819

General and administrative expenses	4,491	4,215	24,728	26,108

Depreciation	2,227	2,227	6,681	$ 6,681

Interest Expense	265	-0-	294	-0-

Other income	2	5	13	53

Income (loss) before Income tax expense (benefit)	(6,981)	(6,313)	(29,359)	(30,334)

Income tax expense (benefit)	-0-	-0-	-0-	-0-

Net Income (loss)	$ (6,981)	$(6,313)	$(29,359)	$(30,334)

Three months ended September 30, 2010 and September 30, 2009.

Sales. Sales for the 2010 period were $0 as compared to $182 in the 2009 period due to zero orders from customers in the 2010 period.

Raw Materials Cost.  Raw materials cost in the 2010 period was $0 compared to $58 in the 2009 period due to zero sales in the 2010 period.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses were $4491 in the 2010 period, compared to $4,215 in the 2009 period, due to higher insurance, office and payroll tax expenses, offset by lower legal and compensation expenses.

Net loss. As a result of foregoing, our net loss [increased] to $(6,981) or  ($0.04) per share (basic and diluted), for the three months ended September 30, 2010, as compared with a net loss of $(6,313) or $(0.04) per share (basic and diluted), for the three months ended September 30, 2009.

Nine months ended September 30, 2010 and September 30, 2009.

Sales.  Sales for the 2010 period were $2966 as compared to $3,221 in the 2009 period.  The decrease in revenue was due to fewer orders from customers in the 2010 period.

Raw Materials Cost.  Raw materials cost in the 2010 period was $635 compared to $819 in the 2009 period due to decreased sales in the 2010 period.

General and Administrative Expenses.   Our general and administrative expenses in the 2010 period were $24,728 compared to $26,108 in the 2009 period principally due to lower legal expenses.

Net loss. As a result of foregoing, our net loss was ($29,359) or ($0.18) per share (basic and diluted), for the nine months ended September 30, 2010, as compared with a net loss of ($30,334) or $(0.19) per share (basic and diluted), for the nine months ended September 30, 2009.

Inflation has not had a material impact on our sales or net loss during the nine months ended September 30, 2010 or September 30, 2009.

The Company does not believe that the current recession has or will have a material adverse effect on its business, although no assurances can be given with respect to the future impact of the recession.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have funded our operations from the sale of common stock to our founders and in connection with the private placement which closed in December 2007 ("Private Placement") and from cash from operations.  As of September 30, 2010, we had net working capital of $10,436 as compared to net working capital of $12,820 as of December 31, 2009 and $17,897 as of September 30, 2009.  The current decrease from working capital as of December 31, 2009 was due to losses from operations partially offset by proceeds from a note payable to a shareholder.

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

As of September 30, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer (who is also our Principal Financial Officer) of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this valuation, our Principal Executive Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

EXHIBIT 31.1

CERTIFICATION

I, Alyssa Cohen, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Chocolate Candy     Creations, Inc. ("the registrant");

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact  necessary to make the statements  made, in light of the  circumstances  under which such statements  were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial statements, and other financial information  included  in this  quarterly  report, fairly  present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for, the periods presented in this quarterly report;

4.   The registrant’s other certifying officers and I are responsible for establishing and maintaining  disclosure controls and procedures (as defined in Exchange Act Rules  13a-15(e) and 15(d)-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, or caused such disclosure controls and procedures to be disclosed under our supervision, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. Designed such internal control over financial reporting or caused such internal control over financial reporting to be designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c. Evaluated the effectiveness of the registrant’s disclosure controls and  procedures  and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

d.  Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

5.   The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting to the registrant’s auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial data; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 10, 2010

/s/ Alyssa Cohen
    Alyssa Cohen
    Chief Executive Officer and Chief Financial Officer
   (principal executive officer and principal accounting officer)

EXHIBIT 32.1

CHOCOLATE CANDY CREATIONS, INC.

   CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
           SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Chocolate Candy Creations, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Alyssa Cohen, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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
    (principal executive officer and principal accounting officer)

November 10, 2010

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

Dated:  November 10, 2010