Form 10-K
period 2010-12-31
Chocolate Candy Creations, Inc.
filed 2011-03-15
CIK 1431938

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________

COMMISSION FILE NUMBER: 000-53219

CHOCOLATE CANDY CREATIONS, INC.
(Exact name of registrant in Its Charter)

Delaware	20-5911117
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d)of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

Page 1 of 22 pages

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule12b-2 of the Exchange Act.

Large Accelerated filer   [  ]   Non Accelerated filer           [   ]
Accelerated filer              [  ]   Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-2 of the Exchange Act Yes [X] No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's more recently completed second fiscal quarter $226,000.

State the number of shares outstanding of each of the issuer's classes of common equity:  As of March 15, 2011, 163,000 shares of common stock, par value $0.0001 per share, were outstanding.

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

Part I

Item 1.  BUSINESS
Chocolate Candy Creations, Inc. ("we"; "us"; or the "Company") was formed on November 1, 2006 to manufacture and sell specialized chocolate, other candy, cookie and cake products. For the years ended December 31, 2010 and December 31, 2009, we generated $3,785 and $6,578, respectively, of revenue from operations, and had a loss of ($35,736) and ($37,638), respectively. Alyssa Cohen, our president and chief executive officer, is our only employee. We conduct business under the name "Smiles On Chocolate".

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

Page 2 of 22 pages

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

Page 3 of 22 pages

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

Page 4 of 22 pages

Almost all of our competitors have longer operating histories, greater name recognition, larger established client bases, longer client relationships and significantly greater financial, technical, personnel and marketing resources than we do. Many of our competitors have retail store locations.

Our competitors, including CPC, may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential customers, employees and strategic partners. Further, our competitors may produce chocolate candy products that are equal or superior to our products or that achieve greater market acceptance than our products.  Although we have nonexclusive rights to use certain patented technologies and software owned by CPC (the "Technologies") which are incorporated in the System, we do not have any exclusive rights to patented or other proprietary technology that would limit competitors from duplicating our product offerings. We must rely on the skills of our personnel and the quality of our service to our customers. Increased competition is likely to result in price reductions, reduced gross margins, additional marketing expenses and loss of market share, any of which would have a material adverse effect on our business, results of operations and financial condition. We cannot assure you that we will be able to compete successfully against existing or future competitors.

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

Page 5 of 22 pages

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

If we make acquisitions, we could have difficulty integrating the acquired companies' personnel and operations with our own. In addition, the key personnel of the acquired business may not be willing to work for us. We cannot predict the effect expansion may have on our core business. Regardless of whether we are successful in making an acquisition, the negotiations could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition to the risks described above, acquisitions are accompanied by a number of inherent risks, including, without limitation, the following:

-  the difficulty of integrating acquired products, services or operations;

-  the potential disruption of the ongoing businesses and distraction of our management and the management of acquired companies;

- difficulties in complying with regulations in other countries that relate  to our businesses;

- difficulties in maintaining uniform standards, controls, procedures and  policies;

Page 6 of 22 pages

- the potential impairment of relationships with employees and customers as a result of any integration of new management personnel;

-  the potential inability or failure to achieve additional sales and enhance our customer base through cross-marketing of the products to new and  existing customers;

-  the effect of any government regulations which relate to the business acquired;

-  potential unknown liabilities associated with acquired businesses or product lines, or the need to spend significant amounts to retool,  reposition, or modify the marketing and sales of acquired products or the defense of any litigation, whether or not successful, resulting from actions of the acquired company prior to our acquisition;

- difficulties in disposing of the excess or idle facilities of an acquired  company or business and expenses in maintaining such facilities; and

- potential expenses under the labor, food and drug and other laws of other countries.

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

While our common stock is currently listed for quotation on the OTC Electronic Bulletin Board Market, Inc. (“OTCBB”), only a limited trading market has developed and we do not have a significant public float. In the absence of an active trading market, you may have difficulty buying and selling or obtaining market quotations for our stock; the market visibility for our stock may be limited, and the lack of visibility for our common stock may have a depressive effect on the market price for our common stock.

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

Page 7 of 22 pages

According to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

-  Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

- Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

- "Boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

-  Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

- The  wholesale  dumping of the same  securities  by promoters  and  broker-dealers after prices have been manipulated to a desired level, along  with the inevitable collapse of those prices with consequent investor  losses.

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

Page 8 of 22 pages

Section 13 of the Securities Exchange Act of 1934 (the "Exchange Act") requires companies subject thereto to provide certain  information about significant acquisitions including audited financial statements for the company acquired covering one or two years, depending on the relative size of the acquisition within four business days of the closing of such acquisition. The time and additional costs that may be incurred by some target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by us.  Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting. During the course of our testing, we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.

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

Page 9 of 22 pages

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

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER
               PURCHASES OF EQUITY SECURITIES.

The Company's Common Stock was admitted for quotation on the OTCBB on October 24, 2008. The following table sets forth for the periods indicated the range of high and low bid information per share of the common stock on the OTCBB for our two most recent fiscal years.

	High	Low
2010 First Quarter	No high or low bids quoted	No high or low bids quoted
2010 Second Quarter	$0.02	$0.02
2010 Third Quarter	$2.00	$0.02
2010 Fourth Quarter	$2.00	$2.00
2009 First Quarter	No high or low bids quoted	No high or low bids quoted
2009 Second Quarter	No high or low bids quoted	No high or low bids quoted
2009 Third Quarter	$1.01	$0.50
2009 Fourth Quarter	$2.00	$2.00

As of March 15, 2011, there were approximately 118 holders of record of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

The Company did not sell any equity securities that were not registered under the Securities Act during the year ended December 31, 2010.

No repurchases of any equity securities were made by the Company during its fiscal year ended December 31, 2010.

Page 10 of 22 pages

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

Overview

Chocolate Candy Creations, Inc.

We were formed as a Delaware corporation on November 1, 2006 to manufacture and sell specialized chocolate, other candy, cookie and cake products. For the years ended December 31, 2010 and December 31, 2009, we generated $3,785 and $6,578, respectively of revenue from operations, and had net loss of $(35,736) and $(37,638),  respectively. Alyssa Cohen, our president, and chief executive officer, is our only employee. We conduct business under the name "Smiles On Chocolate".

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

Page 11 of 22 pages

Revenue Recognition

We recognize revenue from the sales of our products when an order is completed and the product is shipped, at which time the price of the product is fixed or determinable and the probability of collection is reasonably assured, net of allowances, if any.

Accounts receivable are recorded at their estimated realizable value. An allowance for doubtful accounts is estimated by us through evaluation of significant past due accounts. Accounts are deemed past due when payment has not been received within the stated time period. Our policy is to review individual past due amounts periodically and write off amounts for which all collection efforts are deemed to have been exhausted. As of December 31, 2010 and 2009, no allowance was deemed necessary.

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

The Company follows the pronouncement issued by Financial Accounting Standards Board ("FASB") with respect to Accounting for Uncertainty in Income Taxes, which clarified the accounting and disclosures for uncertain tax positions related to income taxes recognized in the financial statements and addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities based on the technical merits of the tax position.

As of December 31, 2010 and 2009, the Company did not have any unrecognized tax benefits. The Company's policy is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2010 and 2009, the Company had no accrued interest or penalties. The Company currently has no federal or state tax examinations in progress nor has it had any federal or state tax examinations since its inception. In accordance with these statutes, all of its tax years are subject to federal and state tax examination.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Results of Operations

The following table sets forth our statements of operations for the years ended December 31, 2010 and December 31, 2009:

	Year Ended December 31, 2010	Year Ended December 31, 2009
Sales	$3,785	$6,578
Raw Materials Cost	797	1,609
Other income	17	68
Selling, general and administrative costs	29,275	33,767
Interest expense	558	-0-
Depreciation	8,908	8,908
(Loss) before income tax benefit	(35,736)	(37,638)
Income tax benefit	-0-	-0-
Net (Loss)	$(35,736)	$(37,638)

Page 12 of 22 pages

Sales.  Sales for 2010 decreased $2,793 (42.4%) over 2009. The decrease in revenue is attributable to the fact that the Company had fewer orders from customers in 2010 than 2009.

Raw Materials Cost. Raw materials costs were $797 in 2010 as compared to $1,609 in 2009 due to decreased sales.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses were $29,275 in 2010, compared to $33,767 in 2009, due to lower compensation, legal and office expenses in 2010.

No income tax benefit has been reflected in either period as management has determined that it is not more likely than not that the net operating loss will be utilized in the future and, accordingly, the deferred tax asset of $42,873 as of December 31, 2010 has been fully reserved.

Net Loss. As a result of foregoing, our net loss decreased to ($35,736) or $(0.22) for the year ended December 31, 2010 compared with a net loss of  ($37,638) or $(0.23) per share (basic and diluted) for the year ended December 31, 2009.

Inflation has not had a material impact on our sales or net loss during the years ended December 31, 2010 or December 31, 2009.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including planned capital expenditures. At December 31, 2010, we had working capital of $6,550 compared to working capital of $12,820 at December 31, 2009.  This decrease results from our net loss for the year ended December 31, 2010 partially offset by the proceeds from the “Shareholder Loan” (defined below).

On June 21, 2010, we borrowed $20,000 from a stockholder (the “Stockholder Loan”).  The Stockholder Loan bears interest at the rate of 5.25% per annum and is due on June 21, 2012.  In addition on March 14, 2011, the Company obtained an agreement from such stockholder to lend the Company up to a maximum of $50,000 outstanding at any time (the “Stockholder Loan Commitment”).  The maximum amount of the Stockholder Loan Commitment includes the principal amount of the Stockholder Loan.

Management believes that based on current levels of operations, the Stockholder Loan Commitment and anticipated growth we have enough cash to meet our anticipated cash requirements for approximately the next 12 months.

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

Page 13 of 22 pages

ITEM 9A. CONTROLS AND PROCEDURES

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

Our management, with the participation of the CEO, evaluated the effectiveness of the Company's internal controls over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this evaluation, our management, with the participation of the CEO (who is also our Chief Financial Officer), concluded that, as of December 31, 2010, our internal controls over financial reporting were effective.

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

ITEM 9B. OTHER INFORMATION

None

Page 14 of 22 pages

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information with respect to our directors and executive officers.

NAME	AGE	POSITION
Alyssa Cohen	45	President, Chief Financial Officer, Secretary and Director

Ms. Cohen, 45, has over 20 years of marketing, sales and advertising experience and therefore suitable to act as a director of the Company.  From 1996 and until the founding of the Company, Ms. Cohen worked part-time designing and selling her own line of customized gourmet candy and chocolate gift baskets. From 1991 to 1996 she worked as a Print Production Manager at GHBM Advertising, a pharmaceutical advertising company. From 1989 to 1991 Ms. Cohen worked at Chapman Direct, a direct marketing advertising firm, where she was an Assistant Print Production Manager. She worked as an Event Planner at Direct Marketing Association from 1987 to 1989. Ms. Cohen has a B.A. degree in Sociology and Business from the State University of New York at Albany.

All directors hold office until the next annual meeting of stockholders and until their successors have been elected and qualified. The Board of Directors appoints officers as necessary.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of the Company during the past ten years.

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

Page 15 of 22 pages

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

Summary Compensation Table

The following Summary Compensation Table sets for the total compensation paid or accrued for the fiscal year ended December 31, 2010 and 2009 for Alyssa Cohen, our chief executive officer. Other than our Ms. Cohen, we have no other officers.

Name And Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non- Equity Incentive Plan Compensation	Non- Qualified Deferred Compensation Earning	All Other Compensation	Total
Alyssa Cohen, Chief Executive Officer	2010 2009	$1,485 $2,472	0 0	0 0	0 0	0 0	0 0	0 0	$1,485 $2,472

Pursuant to an amended employment agreement dated as of June 16, 2008 between Ms. Cohen and us (the "Employment Agreement"), Ms. Cohen is paid (i) fifty (50%) percent of our "gross margin", as defined in the Employment Agreement, less (ii) any commissions or finder's fees paid by us or any compensation  paid by us to any of our sales employees or independent contractors. During the years ended December 31, 2010 and December 31, 2009, respectively, Ms. Cohen earned $1,485 and $2,472, respectively under her Employment Agreement. In addition, in the event Ms. Cohen first identifies an acquisition or merger candidate for us, we will pay her a bonus upon the closing of the acquisition or merger.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 15, 2011, regarding the beneficial ownership of common stock by (1) each of our directors and officers; (2) each person or group known by us to beneficially own 5% or more of the outstanding shares of common stock; and (3) all of our executive officers and directors as a group. Unless otherwise noted, the persons named below have sole voting and investment  power with respect to the shares shown as beneficially owned by them.

NAME AND ADDRESS Of BENEFICIAL OWNER	AMOUNT OF BENEFICIAL OWNERSHIP	PERCENTAGE OF OUTSTANDING SHARES OWNED (1)
Alyssa Cohen 130 Shore Road, Suite 238 Port Washington, New York 11050 All officers and directors as a group (1 person)	50,000 shares 50,000 shares	30.7% 30.7%
___________
 (1) Based on a total of 163,000 shares outstanding as of March 15, 2011.
Page 16 of 22 pages

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

We use office and manufacturing space provided to us by our President, Alyssa Cohen at no cost to us. The amount of office and manufacturing space we use is insignificant.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES

Raich Ende Malter & Co. LLP ("Raich Ende") is the Company's independent registered public accounting firm.

The following table sets forth fees billed to us during the fiscal years ended December 31, 2010 and 2009 by Raich Ende:

	December 31, 2010	December 31, 2009
(i) Audit Fees	$17,500	$17,500
(ii) Audit Related Fees	$ 0	$ 0
(iii) Tax Fees	$ 0	$ 0
(iv) All Other Fees	$ 0	$ 0

Audit Fees. Consists of fees billed for professional services rendered for the audit of the Company's financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by our auditors in connection with statutory and regulatory filings or engagements. Audit fees billed to the Company during the year ended December 31, 2010 include (i) $10,000 billed in connection with the audits contained in and review of the Company’s annual report on Form 10-K and Post-Effective Amendment to Form S-1 filed in 2010 and (ii) $7,500 billed in connection with the review of the Company’s quarterly reports on Form 10-Q.  Audit fees billed to the Company during year end December 31, 2009 include (i) $10,000 billed in connection with the audits contained in and review of the Company's annual report on Form 10-K and Post-Effective Amendment to Form S-1 filed in 2009 and (ii) $7,500 billed in connection with the review of the Company's quarterly reports on Form 10-Q.

Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees."
There were no such services provided in fiscal 2010 or 2009.

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice, tax planning and tax return preparation. There were no such services provided in fiscal 2010 or 2009.

All Other Fees. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2010 or 2009.

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

Page 17 of 22 pages

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

DESCRIPTION OF EXHIBITS

    (a) Financial Statements - see Index to Financial Statements on page F-1 of this Annual Report.

    (b) Exhibits See Exhibit Index.

EXHIBIT NO.
----------
  3.1 - Certificate of Incorporation of Chocolate Candy Creations, Inc.*
  3.2 - Bylaws of Chocolate Candy Creations, Inc.*
  4.1 - Form of Warrant issued to warrantholders*
10.2 - Loan Agreement between Chocolate Candy Creations, Inc. and Venturetek, LP**
10.3 - Amended Employment Agreement between Chocolate Candy Creations, Inc.  and Alyssa Cohen***
10.4 – Loan Agreement between Chocolate Candy Creations, Inc. and Venturetek, LP dated March 14, 2011
31.1 - Certification of Chief Executive and Chief Financial Officer pursuant  to Section 302 of the Sarbanes-Oxley
          Act of 2002
32.1- Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant  to Section 906 of the Sarbanes-Oxley
          Act of 2002

  *     Filed as an exhibit to the Company's registration statement on Form S-1, File No. 333-150306, which was declared effective on May 5, 2008 and incorporated herein by reference.

  **   Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2009.

  *** Filed as an exhibit to the Company's Form 10-Q for the quarter ended March 31, 2008.

Page 18 of 22 pages

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 15, 2011

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

SIGNATURE	TITLE	DATE
/S/ Alyssa Cohen Alyssa Cohen	Chief Executive Officer, Chief Financial Officer and Director	March 15, 2011

Page 19 of 22 pages

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

 c. Evaluated the effectiveness of Chocolate Candy Creations, Inc.’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this annual report based on such evaluation; and

d. Disclosed in this report any change in Chocolate Candy Creations, Inc. internal control over financial reporting that occurred during its most recent fiscal quarter (Chocolate Candy Creations, Inc.'s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, Chocolate Candy Creations, Inc.'s internal control over financial reporting.

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

Date: March 15, 2011

/s/ Alyssa Cohen
___________________
     Alyssa Cohen
     Chief Executive Officer and Chief Financial Officer
     (principal executive officer and principal accounting officer)

Page 20 of 22 pages

EXHIBIT 32.1

CHOCOLATE CANDY CREATIONS, INC.

    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
    PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Chocolate Candy Creations, Inc. (the "Company") on Form 10-K for the year ending December 31, 2010 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alyssa Cohen, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

     March 15, 2011

Page 21 of 22 pages

Page 22 of 22 pages

CHOCOLATE CANDY CREATIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Chocolate Candy Creations, Inc.
Port Washington, New York

We have audited the accompanying balance sheets of Chocolate Candy Creations, Inc. as of December 31, 2010 and 2009, and the related statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2010 and December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chocolate Candy Creations, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years ended December 31, 2010 and December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ Raich Ende Malter & Co. LLP
_________________________________
     Raich Ende Malter & Co. LLP
     New York, New York
     March 15, 2011

Chocolate Candy Creations, Inc.
Balance Sheets
	As of December 31, 2010	As of December 31, 2009

ASSETS

Current Assets:

Cash	$16,589	$18,649
Inventory	591	725
Prepaid Expenses	511	0

Total Current Assets	17,691	19,374

Property Assets:
Equipment	44,536	44,536
Less: Accumulated Depreciation	(33,405)	(24,497)

Equipment net of accumulated Depreciation	11,131	20,039

Total Assets	$28,822	$39,413

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accrued Liabilities	$11,141	$6,554

Long Term Liabilities:
Interest Payable-Stockholder	558	-0-
Loan Payable-Stockholder	20,000	-0-
	20,558	-0-
STOCKHOLDERS EQUITY (DEFICIENCY):

Preferred stock, $0.0001 par value; Authorized 1,000,000 shares, issued-none	-0-	-0-

Common Stock, $0.0001 par value, authorized 4,000,000 shares; issued and outstanding 163,000 shares as of December 31, 2010 and as of December 31, 2009	16	16

Additional paid-in-capital	132,984	132,984

Accumulated deficit	(135,877)	(100,141)

Total stockholder’s equity (deficiency)	(2,877)	32,859

Total liabilities and stockholders’ equity	$28,822	$39,413

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

Chocolate Candy Creations, Inc.
Statements of Operations

	For the Year Ended
	December 31, 2010	December 31, 2009

Sales	$3,785	$6,578

Raw Materials Cost	797	1,609

General and Administrative expenses	29,275	33,767

Depreciation	8,908	8,908

Total Costs and Expenses	38,980	44,284

Operating (Loss)	(35,195)	(37,706)

Other Income	17	68

Interest Expense	(558)	-0-

Net Loss	$(35,736)	$(37,638)

Loss per common share Basic and Diluted	$(0.22)	$(0.23)

Weighted average number of common shares outstanding - basic and diluted	163,000	163,000

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

Chocolate Candy Creations, Inc.
Statements of Changes in Stockholders’ Equity (Deficiency)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficiency)
	Shares	Amount	Shares	Amount

Balance – January 1, 2009	--	$--	163,000	$16	$132,984	$(62,503)	$70,497

Net (Loss)						(37,638)	(37,638)

Balance – December 31, 2009	--		163,000	$16	132,984	(100,141)	32,859

Net (Loss)						(35,736)	(35,736)

Balance – December 31, 2010	-	$--	163,000	$16	$132,984	$(135,877)	$(2,877)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

CHOCOLATE CANDY CREATIONS, INC.

Statements of Cash Flows

	FOR THE YEAR ENDED
	December 31, 2010	December 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (LOSS)	$(35,736)	$(37,638)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	8,908	8,908
Changes in asset and liability balances:
Inventory	134	891
Prepaid Expenses	(511)	463
Interest Payable - Stockholder	558	-0-
Accrued Liabilities	4,587	(1,415)

NET CASH (USED IN) OPERATING ACTIVITIES	$(22,060)	$(28,791)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of note indebtedness to stockholder	$20,000	$-0-

NET CASH PROVIDED BY FINANCING ACTIVITIES	$20,000	$-0-

NET INCREASE (DECREASE) IN CASH	(2,060)	(28,971)

CASH – beginning of period	18,649	47,440

CASH – end of period	$16,589	$18,649

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Interest	$-0-	$-0-

Taxes	$-0-	$-0-

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

CHOCOLATE CANDY CREATIONS, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2010

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates made by management include the valuation of the deferred tax asset allowance, the depreciable life and residual value of its chocolate printing machine system and the consideration of going concern issues. At December 31, 2010 the Company has approximately $6,550 in working capital which is anticipated together with the Stockholder Loan Commitment as described in Note C below will be adequate to fund operations for the next twelve months.

Fair Value of Financial Instruments

The Company follows the accounting pronouncements with respect to fair value measurements. The amounts at which current assets and current liabilities are presented approximate fair value due to their short-term nature.

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

Accounts Receivable

We provide an allowance for doubtful accounts determined primarily through specific identification and evaluation of significant past due accounts, supplemented by an estimate applied to the remaining balance of past due accounts. As of December 31, 2010 and 2009, no allowance was deemed necessary.

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

The Company follows the pronouncement issued by Financial Accounting Standards Board ("FASB") with respect to Accounting for Uncertainty in Income Taxes, which clarified the accounting and disclosures for uncertain tax positions related to income taxes recognized in the financial statements and addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities based on the technical merits of the tax position. As of December 31, 2010 and 2009, the Company did not have any unrecognized tax benefits. The Company's policy is to recognize interest and/or penalties related to income tax matters in income tax expense.  As of December 31, 2010 and 2009, the Company had no accrued interest or penalties. The Company currently has no federal or state tax examination in progress nor has it had any federal or state tax examinations since its inception. In accordance with statutes, all of its tax years are subject to federal and state tax examination.

Loss Per Common Share

Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted EPS includes the dilution of common stock equivalents, and is computed similarly to fully diluted EPS.

Basic loss per common share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding. Stock warrants have not been included in the calculation of diluted loss per share, as the effect would have been antidilutive in 2010 and 2009. Accordingly, basic and dilutive loss per share are the same for the Company.

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009
Loss Per Share Basic and Diluted	($0.22)	($0.23)

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

NOTE C – NOTES PAYABLE - STOCKHOLDER

On June 21, 2010 we borrowed $20,000 from a then $25,000 credit facility from a stockholder (the “Stockholder Loan”).  The outstanding Stockholder Loan bears interest at the rate of 5.25% per annum and is due June 21, 2012.  Interest charged to operations in the year ended December 31, 2010 amounted to $558 and is payable on the due date of the Stockholder Loan.  On March 14, 2011 we executed an amendment to the credit facility which increased its total line of credit to $50,000.  The interest rate on any future borrowings under the credit facility will be the then prime rate plus 2% per annum.

NOTE D - INCOME TAXES

Deferred tax assets and liabilities are determined using enacted tax rates for the effects of net operating losses and temporary differences between the book and tax bases of assets and liabilities. Certain judgments are made relating to recoverability of deferred tax assets, uses of tax loss carry forwards,  level of expected  taxable income and available tax planning strategies.  At December 31, 2010, the Company had net operating loss carryforwards of $135,877 available to reduce future taxable income expiring through 2030. Management has determined that it is more likely than not that the net operating loss carryforwards will not be realized in the future and, accordingly, the deferred tax asset of $42,873 has been fully reserved as of December 31, 2010. A reconciliation of the statutory income tax effective rate to the actual provision shown in the financial statements is as follows:

	FOR THE YEAR ENDED
	December 31, 2010				December 31, 2009
(Loss) before income taxes		$(35,736)				$(37,638)
Computed tax benefit at statutory rate:
Federal		$(12,150)		(34%)		$(12,797)		(34%)
State, Net of Federal Tax Effect		(1,894)		(5.3%)		(1,995)		(5.3%)
Surtax Exemption		-0-		0%		6,587		17.5%
Net Operating Loss Valuation Allowance		14,044		39.3%		8,205		21.8%
Total Tax Benefit	$	---	$	---	$	----	$	---

NOTE E - CAPITAL TRANSACTIONS

The Company is authorized to issue 4,000,000 shares of $0.0001 par value common stock.

On November 1, 2006, the Company issued to its founders 91,000 shares of common stock and warrants to purchase 909,000 shares of common stock at $0.05 per share in exchange for a total of $1,000. On December 19, 2006, 5,000 shares of Common Stock and warrants to purchase 60,000 shares of common stock at $0.05 per share were sold for a total of $65,000. On December 20, 2006 the Company issued 5,000 shares of common stock as partial consideration for the purchase of its chocolate printing machine system, which shares were valued at $1.00 per share. The holders of the warrants have cashless exercise rights. These warrants are exercisable until November 6, 2016, provided that the warrants, as amended, are not exercisable prior to November 6, 2011 unless there is a "Change in Control" (as defined in the warrants) in the Company, in which event the warrants will be exercisable at any time after seventy (70) days following such Change in Control and until November 6, 2016.

On December 28, 2007, the Company completed a private placement of 62,000 shares of common stock at $1.00 per share.

The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock with designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors of the Company. No shares have been issued.

The following table summarizes information on all warrants issued by us for the periods ended December 31, 2010 and 2009.

	December 31, 2010		December 31, 2009
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

Outstanding, beginning of year	969,000	$ 0.05	969,000	$ 0.05

Granted	---	---	---	---

Outstanding, end of year	969,000	$ 0.05	969,000	$ 0.05

Exercisable, end of year	---	$ ---	---	$ ---

The numbers and weighted average exercise prices of all warrants outstanding as of December 31, 2010 is as follows:

Exercise Price	Remaining Number of Warrant shares Outstanding	Weighted Average Contractual Life Years	Weighted Average Exercise Price
$ 0.05	969,000	5.86	$ 0.05

	969,000	5.86	$ 0.05

NOTE F - RELATED PARTY TRANSACTIONS

The Company utilizes office and manufacturing space provided by its president at no cost to the Company. The amount of such space utilized by the Company is considered insignificant.

On June 21, 2010 we borrowed $20,000 from a stockholder (the “Stockholder Loan”).  The Stockholder Loan bears interest at the rate of 5.25% per annum and is due June 21, 2012.  Interest charged to operations in the year ended December 31, 2010 amounted to $558 and is payable on the due date of the Stockholder Loan.

NOTE G - CONCENTRATION OF RISKS
In the years ended December 31, 2010 and December 31, 2009, respectively, the Company sold its products to  approximately 15 and 32 customers, respectively. The following table highlights the Company's revenues from its top customers:

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009
Customer A	16%	--
Customer B	16%	--
Customer C	12%	--
Customer D	11%	--
Customer E	--	24%

None of the Company's other customers accounted for more than 10% of the Company's sales in 2010 or 2009.

NOTE H - COMMITMENTS

On November 6, 2006, the Company entered into a one year employment agreement which was amended on June 16, 2008 (the "Employment Agreement") with its president. Pursuant to the Employment Agreement, Ms. Cohen is paid (i) fifty (50%) percent of the Company's "gross margin", as defined in the Employment Agreement, less (ii) any commissions or finder's fees paid by the Company or any compensation paid by the Company to any of the Company's sales employees or independent contractors. Ms. Cohen earned $1,485 and $2,472 under her Employment Agreement in 2010 and 2009, respectively. At December 31, 2010 and December 31, 2009, $329 and $1,278, respectively, remained outstanding and was included in accrued liabilities. In addition, in the event Ms. Cohen first identifies an acquisition or merger candidate for us, we will pay her a bonus upon the closing of the acquisition or merger.

NOTE I - SUBSEQUENT EVENTS

We evaluated subsequent events through the time of the filing of our Annual Report on Form 10-K. We are not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our financial statements.