Form 10-Q
period 2011-03-31
Chocolate Candy Creations, Inc.
filed 2011-05-11
CIK 1431938

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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

The number of shares outstanding of the issuer's class of Common Stock as of May 10, 2011 was 163,000.

CHOCOLATE CANDY CREATIONS, INC.

FORM 10-Q

FOR THE QUARTER ENDED March 31, 2011

CHOCOLATE CANDY CREATIONS, INC.
Balance Sheets

	As of March 31, 2011 Unaudited	As of December 31, 2010

ASSETS

CURRENT ASSETS:

CASH	$14,949	$16,589
INVENTORY	495	591
PREPAID EXPENSES	-0-	511
TOTAL CURRENT ASSETS	15,444	17,691

PROPERTY ASSETS:

EQUIPMENT	44,536	44,536
LESS: ACCUMULATED DEPRECIATION	(35,632)	(33,405)

EQUIPMENT NET OF ACCUMULATED DEPRECIATION	8,904	11,131

TOTAL ASSETS	$24,348	$28,822

LIABILITY AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
ACCRUED LIABILITIES	$21,322	$11,141

LONG TERM LIABILITIES
INTEREST PAYABLE - STOCKHOLDER	817	558
LOAN PAYABLE- STOCKHOLDER	20,000	20,000

TOTAL LIABILITIES	42,139	31,699

STOCKHOLDERS’ EQUITY (DEFICIENCY):

PREFERRED STOCK $0.0001 PAR VALUE, AUTHORIZED 1,000,000 SHARES, ISSUED-NONE	-0-	-0-

COMMON STOCK $0.0001 PAR VALUE, AUTHORIZED 4,000,000 SHARES, ISSUED AND OUTSTANDING 163,000 SHARES AS OF March 31, 2011 AND AS OF December 31, 2010	16	16

ADDITIONAL PAID-IN CAPITAL	132,984	132,984

ACCUMULATED DEFICIT	(150,791)	(135,877)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIENCY)	(17,791)	(2,877)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,348	$28,822

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONDENSED FINANCIAL STATEMENTS

CHOCOLATE CANDY CREATIONS, INC.
Statements of Operations
(Unaudited)

	FOR THE THREE MONTHS ENDED
	March 31, 2011	March 31, 2010

SALES	$434	$1,915

RAW MATERIALS COST	96	378

GENERAL AND ADMINISTRATIVE EXPENSES	12,769	12,734

DEPRECIATION	2,227	2,227

TOTAL OPERATING EXPENSES	15,092	15,339

(LOSS) FROM OPERATIONS	(14,658)	(13,424)

OTHER INCOME	3	6

INTEREST EXPENSE	259	-0-

NET (LOSS)	$(14,914)	$(13,418)

(LOSS) PER COMMON SHARE BASIC AND DILUTED	$(0.09)	$(0.08)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING BASIC AND DILUTED	163,000	163,000

THE ACCOMPANYING NOTES ARE AN INTEGRAL
PART OF THESE CONDENSED FINANCIAL STATEMENTS

CHOCOLATE CANDY CREATIONS, INC.
Statements of Cash Flow
(Unaudited)

	FOR THE THREE MONTHS ENDED
	March 31, 2011	March 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES

NET LOSS	$(14,914)	$(13,418)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,227	2,227
Increase (decrease) in cash flows as a result of
changes in operating assets and liabilities:
Inventory	96	103
Prepaid Expenses	511	-0-
Interest Payable	259	-0-
Accrued Liabilities	10,181	9,244

NET CASH USED IN OPERATING ACTIVITIES	$(1,640)	$(1,844)

NET (DECREASE) IN CASH	$(1,640)	$(1,844)
CASH – beginning of period	16,589	18,649

CASH – end of period	$14,949	$16,805

THE ACCOMPANYING NOTES ARE AN INTEGRAL
PART OF THESE CONDENSED FINANCIAL STATEMENTS

CHOCOLATE CANDY CREATIONS, INC.

Notes to Condensed Financial Statements

March 31, 2011

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

Basis of Presentation

The accompanying unaudited interim financial statements as of March 31, 2011, and for the three months ended March 31, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted for interim financial statements presentation and in accordance with the instructions to Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation.  In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2011 and the results of operations for the three months ended March 31, 2011 and 2010 and cash flows for the three months ended March 31, 2011 and 2010.  The results of operations for the three months ended March 31, 2011 and 2010 are not necessarily indicative of the results to be expected for the full year. The December 31, 2010 information has been derived from the audited financial statements for the year ended December 31, 2010 included in the Company's Form 10-K for the year ended December 31, 2010.  This information should be read in  conjunction with the financial statements and notes thereto for the year ended December 31, 2010 included in the Company's Form 10-K.  There have been no changes in significant accounting policies since December 31, 2010.

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

Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid investments with maturity of three months or less when purchased.  The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits. The Company has not experienced any losses to date as a result of this policy.

Revenue Recognition

The Company recognizes sales revenue from product orders when the order is completed and the product is shipped to the customer. Cash received from clients in advance of the completion of an order is recorded as a deposit.

Accounts Receivable

The Company provides an allowance for doubtful accounts determined primarily through specific identification and evaluation of significant past due accounts, supplemented by an estimate applied to the remaining balance of past due accounts.  As of March 31, 2011 and 2010, no allowance was deemed necessary.

Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market.  Inventory consists of blank chocolate lollipops, other candy items, and packaging materials.

Property and Equipment

The Company records equipment at historical cost.  The Company expenses maintenance and repairs as incurred.  Depreciation is provided for by the straight-line method over five years, the estimated useful lives of the property and equipment.

Income Taxes

The Company uses the liability method of accounting for income taxes.  The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax basis of assets and liabilities and their reported amounts on the financial statements.  The resulting deferred tax assets or liabilities are adjusted to reflect changes in tax laws as they occur.  A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized.  At March 31, 2011 and December 31, 2010, the Company had net operating loss carryforwards of $150,791 and $135,877, respectively, available to reduce future taxable income expiring through 2030.  Management has determined that it is more likely than not that the net operating loss carrryforwards will not be realized in the future and, accordingly, the deferred tax asset of $49,417 and $42,873 has been fully reserved as of March 31, 2011 and December 31, 2010, respectively.

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination.  For tax positions meeting a "more-likely-than-not" threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority.  For tax positions not meeting the threshold, no financial statement benefit is recognized. As of March 31, 2011, the Company has had no uncertain tax positions.  The Company recognizes interest and penalties, if any, related to income tax matters as general and administrative expenses.  The Company currently has no federal or state tax examinations nor has it had any federal or state examinations since its inception.  In accordance with statute, all of the Company's tax years are subject to federal and state tax examination.

Income (Loss) Per Common Share

Basic income (loss) per share is calculated using the weighted-average number of common shares outstanding during each reporting period.  Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period.  Common equivalent shares are excluded from the computation of net loss per share since their effect is anti-dilutive.  There were 969,000 potential shares at March 31, 2011 which were excluded from the shares used to calculate diluted earnings per share, as their inclusion would reduce net loss per share.

Fair Value of Financial Instruments

The amounts at which current assets and current liabilities are presented approximate their fair value due to their short-term nature.

NOTE B - PROPERTY, PLANT AND EQUIPMENT

On December 20, 2006 the Company purchased its chocolate printing machine system for a total of $44,536, of which $39,536 was paid in cash and the remaining $5,000 was paid by the issuance of 5,000 shares of the Company's common stock. On April 1, 2007 the Company placed its chocolate printing machine system in service and began to depreciate it over a 60 month period on a straight line basis with no assumed residual value. Depreciation charged to operations was $2,227 in each of the three months ended March 31, 2011 and March 31, 2010.

NOTE C – NOTES PAYABLE - STOCKHOLDER

On June 21, 2010 the Company borrowed $20,000 from a then $25,000 credit facility from a stockholder (the “Stockholder Loan”).  The outstanding Stockholder Loan bears interest at the rate of 5.25% per annum and is due June 21, 2012.  Interest charged to operations in the quarter ended March 31, 2011 amounted to $259 and is payable on the due date of the Stockholder Loan.  On March 14, 2011 the Company executed an amendment to the credit facility which increased its total line of credit to $50,000.  The interest rate on any future borrowings under the credit facility will be the then prime rate plus 2% per annum.

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

On June 21, 2010 the Company borrowed $20,000 from a stockholder (the “Stockholder Loan”).  The Stockholder Loan bears interest at the rate of 5.25% per annum and is due June 21, 2012.  Interest charged to operations in the quarter ended March 31, 2011 amounted to $259 and is payable on the due date of the Stockholder Loan.  On March 14, 2011 the Company executed an amendment to the credit facility from the stockholder which increased its total line of credit to $50,000.  The interest rate on any future borrowings under the credit facility will be the then prime rate plus 2% per annum.

NOTE F - COMMITMENTS

Long-term Employment Agreement & Executive Compensation

On November 6, 2006, the Company entered into a one year employment agreement which was amended on June 16, 2008 (the "Employment Agreement") with its president, which shall be extended from year to year after the initial term. Pursuant to the Employment Agreement,  Ms. Cohen is paid (i) fifty (50%) percent of the Company's "gross margin", as defined in the Employment Agreement, less (ii) any commissions or finder's fees paid by the Company or any compensation paid by the Company to any of the Company's  sales  employees or independent contractors.  Ms. Cohen earned $169 and $759 under her Employment Agreement during the three months ended March 31, 2011 and 2010, respectively.  At March 31, 2011, $169 remains outstanding and is included in accrued liabilities.  In addition, in the event Ms. Cohen first identifies an acquisition or merger candidate for the Company, the Company will pay her a bonus upon the closing of the acquisition or merger.

NOTE G - CONCENTRATION OF RISKS

The Company's cash balances are maintained in a high quality bank checking account.

The following table highlights the Company's revenues from top customers:

	3 months ended	3 months ended
	March 31, 2011	March 31, 2010
Customer A	36%	--
Customer B	30%	--
Customer C	19%	--
Customer D	15%	--
Customer E	--	31%
Customer F	--	24%
Customer G	--	13%
Customer H	--	11%
Customer I	--	10%

NOTE H – RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE I – SUBSEQUENT EVENTS

Subsequent events have been evaluated through May 11, 2011, the date the financial statements were issued.

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

Results of Operations

The following table sets forth our statements of operations for the three months ended March 31, 2011 and March 31, 2010, respectively.

	Three months Ended March 31, 2011	Three months Ended March 31, 2010

Sales	$434	$1,915

Raw materials cost	96	378

General and administrative expenses	12,769	12,734

Depreciation	2,227	2,227

Interest expense	259	-0-

Other income	3	6

Loss before income tax expense (benefit)	(14,914)	(13,418)

Net loss	(14,914)	$(13,418)

Three months ended March 31, 2011 and March 31, 2010.

Sales.  Sales for the 2011 period were $434 as compared to $1,915 in the 2010 period due to a decrease in orders from customers in the 2011 period.

Raw Materials Cost.  Raw materials cost in the 2011 period was $96 compared to $378 in the 2010 period due to decreased sales in the 2011 period.

General and Administrative Expenses.  Our general and administrative expenses were $12,769 in the 2011 period, compared to $12,734 in the 2010 period, due to higher legal expenses offset by lower employee compensation costs.

Net loss.  As a result of foregoing, our net loss is ($14,914) or  ($0.09) per share (basic and diluted), for the three months ended March 31, 2011, as compared with a net loss of ($13,418) or ($0.08) per share (basic and diluted), for the three months ended March 31, 2010.

Inflation has not had a material impact on our sales or net loss during the three months ended March 31, 2011 or March 31, 2010.

The Company does not believe that the current recession has or will have a material adverse effect on its business, although no assurances can be given with respect to the future impact of the recession.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have funded our operations from the sale of common stock to our founders and in connection with the private placement which closed in December 2007 ("Private Placement") and from cash from operations.  As of March 31, 2011, we had net working capital  deficit of ($5,878) as compared to net working capital of $6,550 as of December 31, 2010 and $1,629 as of March 31, 2010.  This decrease was due to our loss from operations.

We raised gross proceeds of $62,000 from the Private Placement.  A portion was used to pay legal fees and the balance has been and will be used for working capital purposes.

One of our shareholders had agreed to lend us, from time to time, up to a maximum amount of $25,000 at any one time upon our written request to the shareholder ("Agreement").  On June 21, 2010, we borrowed $20,000 pursuant to the Agreement (the “Stockholder Loan”).  The Stockholder Loan is due on June 21, 2012 and, as provided in the Agreement, bears interest at the rate of 5.25% (the Prime Rate on June 21, 2010 plus 2%) per annum.  On March 14, 2011 we obtained an agreement from such shareholder to increase the maximum amount which we may borrow under the Agreement to $50,000 outstanding at any one time (the Revised “Stockholder Loan Commitment”).  The maximum amount of the Revised Stockholder Loan Commitment includes the principal amount of the Stockholder Loan.

Management believes that based on current levels of operations, the Revised Stockholder Loan Commitment and anticipated growth we have enough cash to meet our anticipated cash requirements for approximately the next 12 months.

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

Item 4.  Controls and Procedures

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

As of March 31, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer (who is also our Principal Financial Officer) of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Principal Executive Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults upon Senior Securities

Not applicable

Item 4.  (Removed and Reserved)

Item 5.  Other Information

None.

Item 6.  Exhibits

(a)  Exhibits:

31.1- Certification of Chief Executive and Chief Financial Officer pursuant to Section 302 Sarbanes-Oxley Act of 2002

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

Date: May 11, 2011

/s/ Alyssa Cohen
    Alyssa Cohen
   (principal executive officer and principal financial officer)

EXHIBIT 32.1

CHOCOLATE CANDY CREATIONS, INC.

 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Chocolate Candy Creations, Inc. (the "Company") on Form 10-Q for the period ending March 31, 2011 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Alyssa Cohen, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.   To my knowledge, the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company as of the period covered by the Report.

/s/ Alyssa Cohen
    Alyssa Cohen
   (principal executive officer and principal financial officer)

May 11, 2011

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

Dated:  May 11, 2011